Form 10-Q
period 1995-09-30
MARK SOLUTIONS INC
filed 1995-11-14
CIK 807397

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1995

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number  0-17118

                             Mark Solutions, Inc.
            (Exact name of registrant as specified in its charter)

             Delaware                                         11-2864481
(State or other jurisdiction of                             (I.R.S. Employer
incorporation)                                              Identification No.)

 87 Route 17 North, Maywood, New Jersey                         07607
(Address of principal executive offices)                      (Zip Code)

                                (201) 368-8118
             (Registrant's telephone number, including area code)


            -------------------------------------------------------
            (Former name, former address and former fiscal year, if changed since last report.)

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          (1)  X  Yes    (2) ____ No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $0.01 par value: 12,721,586 shares outstanding as of November 10,1995.

                             Mark Solutions, Inc.

                                   Form 10-Q
                       Quarter Ended September 30, 1995

                                     Index

Part I      Financial Information                     Page No.

    Item 1  Financial Statements

            Consolidated Balance Sheets as of
            September 30,1995 and June 30,1995............ 3

            Consolidated Statements of Operations for the
            Three Months ended September 30, 1995
            and September 30, 1994....................     5

            Consolidated Statements of Cash Flows for the
            Three Ended September 30, 1995 and
            September 30,1994............................  6

            Notes to Financial Statements................  7


    Item 2  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations...................................  9

Part II     Other Information                             12

                  Signature                               13

                     Mark Solutions, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                     Assets

                                     September 30, 1995       June 30, 1995
                                    --------------------- ---------------------
Current Assets:
  Cash and cash equivalents         $  912,240            $  116,704
  Restricted cash                      160,989               359,250
  Accounts receivable                  944,802             1,267,203
  Costs and estimated earnings in
    excess of billings on contract
    in progress                        472,563                66,485
  Inventories                          336,424               231,290
  Other current assets                  96,806                80,613
                                    ----------            ----------
    Total Current Assets                       $2,923,824            $2,121,545

Property and Equipment:
  Machinery and equipment            1,263,563             1,263,563
  Demonstration equipment              337,319               337,319
  Office furniture and equipment       188,874               188,873
  Leasehold improvements                95,830                95,830
  Vehicles                              38,882                38,882
  Property held under capital lease     56,325                56,325
                                    ----------            ----------
    Total                            1,980,793             1,980,792
  Less:  Accumulated depreciation
          and amortization           1,686,606             1,662,301
                                    ----------            ----------
    Net Property and Equipment                    294,187               318,491

Other Assets:
  Costs in excess of net assets
    of businesses acquired, less
    accumulated amortization of
    $1,419,810 and $1,295,966
    at September 30, 1995 and
    June 30, 1995, respectively      1,172,019             1,295,864
  Net assets of discontinued segment   100,000               204,503
  Other assets                          37,980                37,980
                                    ----------            ----------
    Total Other Assets                          1,309,999             1,538,347
                                               ----------            ----------
 Total Assets                                  $4,528,010            $3,978,383
                                               ==========            ==========

                The Accompanying Notes are an Integral Part of
                   These Consolidated Financial Statements.

                     Mark Solutions, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                     Liabilities and Stockholders' Equity

                                   September 30, 1995        June 30, 1995
                                -----------------------  -----------------------
Current Liabilities:
  Accounts payable              $  1,755,932             $  1,672,222
  Current maturities of
    long-term debt                     4,039                    3,932
  Current portion of
    obligations under capital
    leases                            13,597                   20,020
  Due to related parties              27,596                  206,923
  Accrued liabilities                283,349                  266,560
                                ------------             ------------
    Total Current Liabilities                $2,084,513               $2,169,657

Other Liabilities:
  Long-term debt excluding
    current maturities                 3,332                    4,382
  Long-term portion of
    obligations under capital
    leases                            14,661                   15,283
                                ------------             ------------
    Total Other Liabilities                     17,993                    19,665

Commitments and Contingencies                    - - -                     - - -

Stockholders' Equity:
  Common stock, $.01 par value,
    25,000,000 shares authorized,
    12,495,737 and 11,734,801
    shares issued and outstanding
    at September 30, 1995 and
    June 30, 1995, respectively      124,957                  117,347
  Additional paid-in capital      20,647,692               18,773,312
  Retained earnings (deficit)    (18,347,145)             (17,101,598)
                                ------------             ------------
    Total Stockholders' Equity                2,425,504                1,789,061
                                             ----------               ----------
Total Liabilities and
  Stockholders' Equity                       $4,528,010               $3,978,383
                                             ==========               ==========

                The Accompanying Notes are an Integral Part of
                   These Consolidated Financial Statements.

                     Mark Solutions, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                     Three Months Ended   Three Months Ended
                                     September 30, 1995   September 30, 1994
                                     ------------------   ------------------
Revenues:
  Sales                                 $ 1,967,056           $  712,434
                                        -----------           ----------
Costs and Expenses:
  Cost of sales                           2,108,892              592,397
  Selling, general and
    administrative expenses               1,002,647              888,578
  Research and development                    - - -                3,938
                                        -----------           ----------
    Total Costs and Expenses              3,111,539            1,484,913
                                        -----------           ----------
Operating (Loss)                         (1,144,483)            (772,479)
                                        -----------           ----------
Other Income (Expenses):
  Interest expense                           (2,881)                (655)
  Interest income                             6,320                  686
  Miscellaneous income                        - - -                3,463
                                        -----------           ----------
    Net Other Income                          3,439                3,494
                                        -----------           ----------
(Loss) From Continuing Operations        (1,141,044)            (768,985)

Discontinued Operations:
  Loss of cosmetics segment                 (35,078)             (34,120)
  Estimated loss on disposal of
    cosmetics segment                       (69,425)               - - -
                                        -----------           ----------
Net (Loss)                              $(1,245,547)          $ (803,105)
                                        ===========           ==========
(Loss) Per Share                        $      (.10)          $     (.08)
                                        ===========           ==========
Weighted Average Number of
  Shares Outstanding                     11,880,417            9,875,726
                                        ===========           ==========
Dividends Paid                          $       -0-           $      -0-
                                        ===========           ==========

                The Accompanying Notes are an Integral Part of
                   These Consolidated Financial Statements.

                     Mark Solutions, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                      Three Months Ended     Three Months Ended
                                      September 30, 1995     September 30, 1994
                                    ----------------------  -------------------
Cash Flows From Operating
 Activities:
  Net (loss)                                   $(1,245,547)           $(803,105)
  Adjustments to reconcile net
   (loss) to net cash (used for)
   operating activities:
    Depreciation and amortization   $  148,148              $ 160,427
    (Increase) decrease in assets:
     Restricted cash                   198,261                  - - -
     Accounts receivable               322,401               (159,352)
     Cost and estimated earnings in
      excess of billings on
      contract in progress            (406,078)                 - - -
     Inventory                        (105,134)               347,896
     Other current assets              (16,193)                16,065
     Other assets                        - - -                 (3,048)
    Increase (decrease) in
     liabilities:
      Accounts payable and customer
       deposits                         83,711                 53,768
      Due to related parties          (179,327)                19,748
      Accrued liabilities               16,789                 56,881
                                    ----------              ---------
    Net adjustments to reconcile
     net (loss) to net cash (used
     for) operating activities                      62,578              492,385
                                               -----------            ---------
      Net Cash (Used for)
       Operating Activities                     (1,182,969)            (310,720)

Cash Flows From Investing Activities:
 Net assets of discontinued segment                104,503               31,271

Cash Flows From Financing Activities:
 Repayment of notes payable for
  equipment                             (7,988)               (2,735)
 Proceeds from issuance of common
  stock                              1,881,990               278,350
 Payment of offering costs and
  commissions                            - - -               (27,510)
                                    ----------              ---------
   Net Cash Provided by Financing
    Activities                                   1,874,002              248,105
                                               -----------            ---------
Net Increase (Decrease) in Cash                    795,536              (31,344)

Cash and Cash Equivalents at
 Beginning of Year                                 116,704               39,757
                                               -----------            ---------
Cash and Cash Equivalents at
 End of Period                                 $   912,240            $   8,413
                                               ===========            =========

                The Accompanying Notes are an Integral Part of
                   These Consolidated Financial Statements.

                     Mark Solutions, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

Note 1 - Financial Statement Presentation:

       In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Mark Solutions, Inc. and Subsidiaries (the Company) as of September 30, 1995 and June 30, 1995 and the results of operations and cash flows for the three months ended September 30, 1995 and 1994.

       The accounting policies followed by the Company are set forth in the Notes to Financial Statements included in the company's Annual Reports on Form 10-K for the fiscal year ended June 30, 1995, respectively, and such notes are incorporated herein by reference.

       The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

       Certain reclassifications have been made to the current and prior year amounts to conform to the current period presentation.

Note 2 - Inventories:

       Inventories at September 30, 1995 and June 30, 1995 consist of the following:

                          September 30, 1995   June 30, 1995
                          ------------------   -------------
       Raw materials           $208,894           $112,060
       Finished goods           127,530            119,230
                               --------           --------
                               $336,424           $231,290
                               ========           ========

Note 3 - Common Stock and Additional Paid-In Capital:

       During the three months ended September 30, 1995, the Company issued 760,936 shares of common stock as a result of exercise of warrants, receiving gross proceeds of $1,881,990.


Note 4 - Discontinued Operations:

       Subsequent to September 30, 1995, the Company disposed of its cosmetics segment, (the Bar-Lor Subsidiaries), whose principal services were the packaging and distribution of cosmetics products. The assets of the segment to be sold consist primarily of cash, accounts receivable, inventories, and machinery and equipment.

       The estimated loss on the disposal of the discontinued segment of $69,425 represents the estimated loss of the disposal of the assets of the segment.

       Operating results of the segment for the three months ended September 30, 1995 are shown separately in the accompanying Statement of Operations. The Statement of Operations for September 30, 1994 has been restated and the operating results of the segment are shown separately.

       Revenues of the segment for the three months ended September 30, 1995 and 1994 were $166,989 and $335,611, respectively. These amounts are not included in the accompanying Statements of Operations.

       Assets and liabilities of the segment to be disposed of consisted of the following:

                                           September 30, 1995   June 30, 1995
                                           ------------------   --------------
       Cash                                     $ 16,513           $ 50,580
       Accounts receivable, net                    6,291            (10,485)
       Inventories                               346,104            363,093
       Other current assets                       11,434              5,251
       Machinery and equipment, net               29,335             33,499
       Other                                      17,880             17,880
                                                --------          ---------
          Total Assets                           427,557            459,818
                                                --------          ---------
       Accounts payable                          234,145            239,199
       Accrued expenses                            8,987             16,116
       Notes payable                              15,000              - - -
                                                --------          ---------
          Total Liabilities                      258,132            255,315
                                                --------          ---------
       Net Assets of Discontinued Segment        169,425          $ 204,503
       Less:  Estimated loss on                                   =========
              disposition of segment              69,425
                                                --------
       Net Proceeds from Disposition
        of Segment                              $100,000
                                                ========

       Assets and liabilities are shown at their expected net realizable values.


       Net assets to be disposed of, at their expected net realizable values, have been separately classified in the accompanying balance sheet at September 30, 1995. The June 30, 1995 balance sheet has been restated to conform with the current year's presentation.

Note 5 - Subsequent Events:

       Subsequent to September 30, 1995, the Company issued 219,850 shares of its common stock through the exercise of warrants, receiving net proceeds of $708,900.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

General

       Mark Solutions, Inc. ("Mark") results of operations, liquidity, and working capital position have been acutely affected by sporadic sales of its principal products, modular steel cells and infectious disease isolation units. This sales pattern is primarily the result of the construction industry's unfamiliarity with Mark's products and the emergence of competition.

       Mark's products represent a radical alternative to traditional construction methods, and penetration into the construction market has met resistance typically associated with a new, unfamiliar product. Accordingly, Mark has been and will continue to be subject to significant sales fluctuations until its modular cell technology receives greater acceptance in the construction market, which management believes will occur as new projects are awarded and completed by Mark. In order to achieve greater acceptance in the architectural, engineering and construction communities, Mark has established a nationwide network of independent sales representatives who conduct sales presentations and participate in trade shows and other promotional activities.

       Mark will rely on its existing marketing efforts and seek joint ventures in its attempt to obtain projects and improve its results of operations in efforts to return to profitability. To the extent practicable, Mark will reduce overhead and personnel expenses and review its options regarding the sale or suspension of some of its products lines if it is unable to improve its operating results or prospects by December 31, 1995.

       Mark is continually bidding on and soliciting joint venture opportunities regarding construction projects. The anticipated revenues from any of these projects would substantially improve Mark's operating results and cash flow, although no assurances can be given that any of these projects will be awarded to Mark.

       For the quarter ended September 30, 1995, Mark has submitted bids on approximately $17,903,000 in projects of which $93,000 were awarded to Mark. Mark continues to be under consideration for $12,305,000 of the remaining projects.


       Mark anticipates that the sale of the IntraScan systems, primarily IntraScan II, will begin to generate revenues in the fiscal year ending June 30, 1996, although no assurances can be given in this regard. If the IntraScan marketing plan is successful, management believes that the revenue stream from resulting sales will be more constant and will significantly reduce fluctuations in Mark's results of operations and financial condition.

       As previously announced on October 13, 1995 Mark disposed of its cosmetics business for $100,000 in cash, pursuant to the sale of all of the stock of the Bar-Lor Cosmetics subsidiaries. Accordingly the statement of operations contained in this report segregate the results of Bar-Lor Cosmetics and the following discussion addresses only the remaining business operations.

Results of Operations

       Substantially all of Mark's operating revenues for the reported periods were derived from the sale of its modular cells for correctional institutions. Management believes that the sale of these modular steel products will continue to represent substantially all of Mark's operating revenues through June, 1996.

       Revenues for the three months ended September 30, 1995 increased 276% to $1,967,056 from $712,434 for the comparable 1994 period. This increase is attributed to the amount of work completed under modular steel product contracts during the period, of which the Jackson, Michigan project represented approximately $1,796,000 in revenues.

       Cost of sales for the three months ended September 30, 1995 which consists primarily of materials, labor, supplies and fixed overhead expense, increased 356% to $2,108,892 from $592,397 for the comparable 1994 period due to the increase in sales. Cost of sales as a percentage of revenues increased for the quarter ended September 30, 1995 as compared to the comparable 1994 period as a result of lower profit margins on construction contracts and a significant increase in factory overhead allocated to cost of sales. Fixed overhead expenses for the three months ended September 30, 1995 such as rent, real estate taxes, depreciation and repairs and maintenance decreased 11.8% to $77,866 from $88,242 for the comparable 1994 period. This decrease is primarily attributed to the decrease in rent and depreciation of machinery and equipment between the two periods.

       Selling, general and administrative expenses for the three months ended September 30, 1995 increased 12.8% to $1,002,647 from $888,578 for the comparable 1994 period. This increase is primarily due to the hiring of additional office personnel, and an increase in consulting fees and traveling expenses.

Liquidity and Capital Resources

       Mark's working capital requirements result principally from office expense, staff and management overhead, marketing efforts, and adaptation of its modular steel products to other uses. Mark's working capital requirements have historically exceeded its working capital from operations due to the sporadic sales of its products. Accordingly, Mark has been dependent and, absent significant improvements in operations will continue to be dependent on the infusion of new capital in the form of equity or debt financing. Mark expects to meet its working capital requirements from these sources through the fiscal year end 1996. Mark is attempting, but to date has been unable, to secure bank financing and, to the extent it requires additional capital, will continue to principally look to private sources.

       Mark presently has an effective registration statement relating to approximately 3,200,000 shares of Common Stock issuable upon the exercise of warrants and options, the majority of which are at exercise prices ranging from $1.00 to $5.00 per share. Mark is not actively seeking additional private sales but will initially look to the exercise of the warrants covered by the registration statement for working capital.

       For the quarter ended September 30, 1995 Mark sold 760,936 shares of Common Stock through the exercise of a portion of the foregoing warrants, resulting in gross proceeds of $1,881,990. Since September 30, 1995, Mark has sold an additional 219,850 shares of Common Stock through the exercise of these warrants resulting in gross proceeds of $708,900.

       Cash and cash equivalents increased from $116,704 at June 30, 1995 to $912,240 at September 30, 1995 primarily due to the proceeds of the exercise of warrants offset by operating activities. Working capital increased from ($48,112) at June 30, 1995 to $839,311 at September 30, 1995 due to the proceeds from the exercise of warrants.

                          PART II - OTHER INFORMATION

                            NO INFORMATION REQUIRED

                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

November 13, 1995                        Mark Solutions, Inc.
                                             (Registrant)

                                              /s/ Carl Coppola
                                                (Signature)
                                         CARL COPPOLA, President and
                                         Chief Executive Officer

                                             /s/ Joseph Ferraro
                                                (Signature)
                                         JOSEPH L. FERRARO, VP Finance
                                         and Chief Financial Officer