Form 10-Q
period 1995-12-31
MARK SOLUTIONS INC
filed 1996-02-14
CIK 807397

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         December 31, 1995

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number:                 0-17118

                             Mark Solutions, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

            Delaware                               11-2864481
  (State or Other Jurisdiction                 (I.R.S. Employer
       of Incorporation)                      Identification No.)

            Parkway Technical Center
            1515 Broad Street
            Bloomfield, New Jersey                     07003
            (Address of Principal Executive Offices) (Zip Code)

      Registrant's Telephone Number, Including Area Code: (201) 893-0500


                  87 Route 17 North Maywood, New Jersey 07607
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

Indicate by check whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes   X           No
                   ---             ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Common Stock, $.01 par value: 12,848,770 shares outstanding as of February 13, 1996.

                             MARK SOLUTIONS, INC.

                                   Form 10-Q
                                      for
                        Quarter Ended December 31, 1995

                                     Index

Part I.  Financial Information                          Page No.

Item 1. Financial Statements
        Consolidated Balance Sheets as of
         December 31, 1995 and June 30,1995 ........        3

        Consolidated Statements of Operations
         for the Six Months and Three Months
         Ended December 31, 1995
         and December 31, 1994 .....................        5

        Consolidated Statements of Cash Flows
         for the Six Months Ended December 31,
         1995 and December 31, 1994 ................        6

        Notes to Consolidated Financial Statements .        7

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations ...............................         9

Part II.  Other Information

Item 4. Submission of Matters to a Vote of
         Security-Holders ........................          13

Item 6. Exhibits and Reports on Form 8-K .........          13

          Signatures                                        14

                     Mark Solutions, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                                             Assets

                                                                        December 31, 1995                   June 30, 1995
Current Assets:
  Cash and cash equivalents                                         $  212,184                       $  116,704
  Restricted cash                                                      343,175                          359,250
  Accounts receivable                                                  871,235                        1,267,203
  Costs and estimated earnings in excess of
    billings on contract in progress                                   360,227                           66,485
  Inventories                                                          408,501                          231,290
  Other current assets                                                 124,783                           80,613
                                                                    ----------                       ----------
    Total Current Assets                                                           $ 2,320,105                       $ 2,121,545

Property and Equipment:
  Machinery and equipment                                            1,263,563                        1,263,563
  Demonstration equipment                                              356,893                          337,319
  Office furniture and equipment                                       190,120                          188,873
  Leasehold improvements                                               102,981                           95,830
  Vehicles                                                              38,881                           38,882
  Property held under capital lease                                    109,357                           56,325
                                                                    ----------                       ----------
    Total                                                            2,061,795                        1,980,792
  Less:  Accumulated depreciation
    and amortization                                                 1,715,357                        1,662,301
                                                                    ----------                       ----------
   Net Property and Equipment                                                          346,438                           318,491

Other Assets:
  Costs in excess of net assets
    of businesses acquired, less accumulated
    amortization of $1,555,150 and $1,295,966
    at December 31, 1995 and June 30, 1995,
    respectively                                                     1,036,680                        1,295,864
  Net assets of discontinued segment                                     - - -                          204,503
  Other assets                                                         112,334                           37,980
                                                                    ----------                       ----------
    Total Other Assets                                                               1,149,014                         1,538,347
                                                                                    ----------                        ----------

    Total Assets                                                                   $ 3,815,557                       $ 3,978,383
                                                                                   ===========                       ===========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                     Mark Solutions, Inc. and Subsidiaries

                          Consolidated Balance Sheets



                     Liabilities and Stockholders' Equity

                                                                         December 31, 1995               June 30, 1995
Current Liabilities:
  Accounts payable                                                 $ 1,177,673                      $ 1,672,222
  Current maturities of long-term debt                                   4,151                            3,932
  Current portion of obligations under capital lease                    18,526                           20,020
  Due to related parties                                                52,059                          206,923
  Accrued liabilities                                                  261,544                          266,560
                                                                  ------------                    -------------

    Total Current Liabilities                                                      $ 1,513,953                       $ 2,169,657

Other Liabilities:
  Long-term debt excluding current maturities                            2,250                            4,382
  Long-term portion of obligations under
    capital leases                                                      57,114                           15,283
                                                                  ------------                    -------------

    Total Other Liabilities                                                             59,364                            19,665

Commitments and Contingencies                                                            - - -                             - - -

Stockholders' Equity:
  Common stock, $.01 par value,
    25,000,000 shares authorized,
    12,819,472 and 11,734,801 shares issued
    and outstanding at December 31, 1995
    and June 30, 1995, respectively                                    128,194                          117,347
  Additional paid-in capital                                        21,669,554                       18,773,312
  Retained earnings (deficit)                                      (19,555,508)                     (17,101,598)
                                                                  ------------                    -------------
    Total Stockholders' Equity                                                       2,242,240                         1,789,061
                                                                                   -----------                       -----------
Total Liabilities and Stockholders' Equity                                         $ 3,815,557                       $ 3,978,383
                                                                                   ===========                       ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                     Mark Solutions, Inc. and Subsidiaries
                     Consolidated Statements of Operations

                                                                       Six Months Ended                  Three Months Ended
                                                                        December 31                         December 31
                                                                  -----------------------             ----------------------
                                                                  1995              1994              1995              1994
Revenues:
  Sales                                                       $ 2,550,492       $ 1,429,819        $  583,435        $  717,385
                                                            -------------     -------------     -------------      ------------
Cost and Expenses:
  Cost of sales                                                 2,929,219         1,211,960           820,327           619,563
  Selling, general and administrative                           1,977,745         1,749,099           975,098           860,521
  Research and development                                          - - -             3,938             - - -             - - -
                                                            -------------     -------------     -------------      ------------
    Total Costs and Expenses                                    4,906,964         2,964,997         1,795,425         1,480,084
                                                            -------------     -------------     -------------      ------------

Operating (Loss)                                               (2,356,472)       (1,535,178)       (1,211,990)         (762,699)
                                                            -------------     -------------     -------------      ------------

Other Income (Expenses):
  Interest earned                                                  12,044             3,288             5,724             2,602
  Interest expense                                                 (4,979)           (1,192)           (2,098)             (537)
  Miscellaneous income                                              - - -             3,537             - - -                74
                                                            -------------     -------------     -------------      ------------
    Net Other Income                                                7,065             5,633             3,626             2,139
                                                            -------------     -------------     -------------      ------------

(Loss) From Continuing Operations                              (2,349,407)       (1,529,545)       (1,208,364)         (760,560)
                                                            -------------     -------------     -------------      ------------
Discontinued Operations:
  Loss on cosmetics segment                                       (35,078)          (88,487)            - - -           (54,367)
  Loss on disposal of cosmetics segment                           (69,425)            - - -             - - -             - - -
                                                            -------------     -------------     -------------      ------------
    Loss From Discontinued Operations                            (104,503)          (88,487)            - - -           (54,367)
                                                            -------------     -------------     -------------      ------------
Net (Loss)                                                   $ (2,453,910)     $ (1,618,032)     $ (1,208,364)      $  (814,927)
                                                            =============     =============     =============      ============
(Loss) Per Share                                               $     (.20)       $     (.16)       $     (.10)       $     (.08)
                                                            =============     =============     =============      ============
Weighted Average Shares Outstanding                            12,290,665        10,331,762        12,700,914        10,283,501
                                                            =============     =============     =============      ============
Dividends Paid                                               $      - 0 -      $      - 0 -      $      - 0 -      $      - 0 -
                                                            =============     =============     =============      ============


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                     Mark Solutions, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                      Six Months Ended                    Six Months Ended
                                                                      December 31, 1995                   December 31, 1994
Cash Flows From Operating Activities:
  Net (loss)                                                                     $ (2,453,910)                       $ (1,618,032)
  Adjustments to reconcile net (loss) to
    net cash (used for) operating activities:
    Depreciation and amortization                                  $  312,600                           $  320,815
    Net asset of discontinued segment                                   - - -                               88,488
    Loss from discontinued operations                                 104,503                                - - -
    (Increase) decrease in assets:
      Restricted cash                                                  16,075                                - - -
      Accounts receivable                                             395,968                             (415,452)
      Costs and estimated earnings in excess
        of billings on contract in progress                          (293,742)                               - - -
      Inventories                                                    (177,211)                             315,060
      Other current assets                                            (29,170)                             (35,112)
      Other assets                                                    (74,354)                               1,718
    Increase (decrease) in liabilities:
      Accounts payable and customer deposits                         (494,548)                             118,371
      Billings in excess of costs and estimated
        earnings on contract in progress                                - - -                               47,167
      Due to related parties                                         (154,864)                              19,375
      Accrued liabilities                                              (5,016)                             141,399
                                                                   ----------                           ----------
    Net adjustments to reconcile net (loss)
      to net cash (used for) operating activities                                    (399,759)                            601,829
                                                                                  -----------                         -----------
       Net Cash (Used for) Operating Activities                                    (2,853,669)                         (1,016,203)

Cash Flows From Investing Activities:
  Additions to property and equipment                                 (28,334)                               - - -
  Proceeds from disposition of segment                                 85,000                                - - -
                                                                   ----------                           ----------
       Net Cash Provided by Investing Activities                                       56,666                               - - -
Cash Flows From Financing Activities:
  Repayment of notes payable for equipment                            (14,605)                              (5,577)
  Payment of offering costs                                             - - -                              (27,510)
  Proceeds from issuance of common stock                            2,907,088                            1,027,100
                                                                   ----------                           ----------
       Net Cash Provided by Financing Activities                                    2,892,483                             994,013
                                                                                  -----------                         -----------
Net Increase (Decrease) in Cash                                                        95,480                             (22,190)
Cash at Beginning of Year                                                             116,704                              39,757
                                                                                  -----------                         -----------
Cash at End of Period                                                              $  212,184                          $   17,567
                                                                                  ===========                         ===========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                    Mark Solutions, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements


Note 1 - Financial Statement Presentation:

       In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Mark Solutions, Inc. and Subsidiaries (the Company) as of December 31, 1995 and June 30, 1995 and the results of operations and cash flows for the six months ended December 31, 1995 and 1994.

       The accounting policies followed by the Company are set forth in the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, respectively, and such notes are incorporated herein by reference.

       The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

       Certain reclassifications have been made to the current and prior year amounts to conform to the current period presentation.

Note 2 - Inventories:

       Inventories at December 31, 1995 and June 30, 1995 consist of the following:

                           December 31, 1995       June 30, 1995

       Raw materials       $ 280,971               $ 112,060
       Finished goods        127,530                 119,230
                           ---------               ---------
                           $ 408,501               $ 231,290
                           =========               =========

Note 3 - Common Stock and Additional Paid-In Capital:

       During the six months ended December 31, 1995, the Company issued 1,084,671 shares of common stock as a result of exercise of warrants, receiving gross proceeds of $2,907,088.

Note 4 - Discontinued Operations:

       On October 13, 1995, the Company disposed of its cosmetics segment, (the Bar-Lor Subsidiaries), whose principal services were the packaging and distribution of cosmetics products. The assets of the segment to be sold consist primarily of cash, accounts receivable, inventories, and machinery and equipment.

       Operating results of the segment for the period July 1, 1995 through October 13, 1995 are shown separately in the accompanying Statement of Operations. The Statement of Operations for September 30, 1994 has been restated

and the operating results of the segment are shown separately.

       Revenues of the segment for the period July 1, 1995 through October 13, 1995 and the six months ended December 31, 1994 were $166,989 and $592,940, respectively. These amounts are not included in the accompanying Statements of Operations.

       Assets and liabilities of the segment disposed of consisted of the following:

                                     October 13, 1995              June 30, 1995
                                     ----------------             --------------

       Cash                             $   16,513                  $   50,580
       Accounts receivable, net              6,291                    (10,485)
       Inventories                         346,104                     363,093
       Other current assets                 11,434                       5,251
       Machinery and equipment, net         29,335                      33,499
       Other                                17,880                      17,880
                                        ----------                  ----------
         Total Assets                      427,557                     459,818
                                        ----------                  ----------

       Accounts payable                    234,145                     239,199
       Accrued expenses                      8,987                      16,116
       Notes payable                        15,000                       - - -
                                        ----------                  ----------
         Total Liabilities                 258,132                     255,315
                                        ----------                  ----------
       Net Assets of Discontinued
         Segment                           169,425                  $  204,503
                                                                    ==========
       Less:  Loss on disposition of
         segment                            69,425
                                        ----------
       Net Proceeds from Disposition
         of Segment                     $  100,000
                                        ==========

Note 5 - Subsequent Events:

       Subsequent to December 31, 1995, the Company issued 25,200 shares of its common stock through the exercise of warrants, receiving net proceeds of $85,890.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


General

       Mark Solutions, Inc.'s (the "Company") results of operations, liquidity, and working capital position have been acutely affected by sporadic sales of its principal products, modular steel cells and infectious disease isolation units. This sales pattern is primarily the result of the construction industry's unfamiliarity with the Company's products and the emergence of competition.

       The Company's products represent a radical alternative to traditional construction methods, and penetration into the construction market has met resistance typically associated with a new, unfamiliar product. Accordingly, the Company has been and will continue to be subject to significant sales fluctuations until its modular cell technology receives greater acceptance in the construction market, which management believes will occur as new projects are awarded and completed by the Company. In an attempt to achieve greater acceptance in the architectural, engineering and construction communities, the Company's internal sales and engineering personnel and its nationwide network of independent sales representatives conduct sales presentations and participate in trade shows and other promotional activities.

       The Company has expanded its marketing efforts to more aggressively pursue domestic and international joint venture and design/build development opportunities to obtain projects and improve its results of operations in efforts to return to profitability. Subsequent to December 31, 1995, the Company has reduced office and factory overhead and personnel expenses and, to the extent practicable, the Company will further reduce overhead and personnel expenses and review its options regarding the sale or suspension of some of its products lines if it is unable to improve its operating results or prospects.

       The Company is continually bidding on and soliciting joint venture opportunities regarding construction projects. The anticipated revenues from any of these projects would substantially improve the Company's operating results and cash flow, although no assurances can be given that any of these projects will be awarded to the Company.

       For the six months ended December 31, 1995, the Company has submitted bids on approximately $ 29,513,000 in projects of which $ 233,000 were awarded to the Company. The Company continues to be under consideration for $ 19,500,000 of the remaining projects.

       The Company continues to market its IntraScan medical image systems and is analyzing the benefits of alliances with other companies with related products. Management anticipates that the sale of the IntraScan systems, primarily IntraScan II, will begin to generate revenues in the calendar year ending December 31, 1996, although no assurances can be given in this regard. If the IntraScan marketing plan is successful, management believes that the revenues from resulting sales will be more constant then those of the modular steel products presently and will reduce fluctuations in the Company's results of operations and financial condition.

       On October 13, 1995, the Company disposed of its cosmetics business, Bar-Lor Cosmetics. Accordingly, the statement of operations contained in this report segregate the results of Bar-Lor Cosmetics and the following discussion addresses only the continuing operations.

Results of Operations

       Substantially all of the Company's operating revenues for the reported periods were derived from the sale of its modular cells for correctional institutions. Management believes that the sale of these modular steel products will continue to represent substantially all of the Company's operating revenues through September 30, 1996.

       Revenues for the six months ended December 31, 1995 increased 78.4% to $2,550,492 from $ 1,429,819 for the comparable 1994 period. This increase is attributed to the amount of work completed under modular steel product contracts during the period, of which the Jackson, Michigan project represented approximately $ 1,899,000 in revenues.

       Cost of sales for the six months ended December 31, 1995 which consists primarily of materials, labor, supplies and fixed overhead expense, increased 141.7% to $2,929,219 from $ 1,211,960 for the comparable 1994 period due to the increase in sales. Cost of sales as a percentage of revenues increased was 114.8% for the period ended December 31, 1995 as compared to 84.8% for the comparable 1994 period. This increase was the result of lower profit margins on construction contracts and a significant increase in factory overhead allocated to cost of sales. Fixed overhead expenses for the six months ended December 31, 1995 such as rent, real estate taxes, depreciation and repairs and maintenance increased 22.4% to $ 158,889 from $ 129,771 for the comparable 1994 period. This increase is primarily attributed to the increase in repairs and maintenance of machinery and equipment between the two periods.

       Selling, general and administrative expenses for the six months ended December 31, 1995 increased 11.6% to $ 1,951,353 from $ 1,749,099 for the comparable 1994 period. This increase is primarily due to the hiring of additional office personnel and an increase in consulting fees, professional fees and traveling expenses.

Liquidity and Capital Resources

       The Company's working capital requirements result principally from office expense, staff and management overhead and marketing efforts. The Company's working capital requirements have historically exceeded its working capital from operations due to the sporadic sales of its products. Accordingly, the Company has been dependent and, absent significant improvements in operations will continue to be dependent on the infusion of new capital in the form of equity or debt financing. The Company expects to meet its working capital requirements from these sources through the fiscal year end 1996. The Company has been unable to secure bank financing and, to the extent it requires additional capital, will continue to principally look to private sources.

       The Company presently has an effective registration statement relating to approximately 3,075,000 shares of Common Stock issuable upon the exercise of warrants and options, the majority of which are at exercise prices ranging from $1.00 to $5.00 per share. The Company is not actively seeking additional private sales but will initially look to the exercise of the warrants covered by the registration statement for working capital.

       For the six months ended December 31, 1995 the Company sold 1,084,671 shares of Common Stock pursuant to the exercise of the foregoing warrants, resulting in gross proceeds of $ 2,907,088. Since December 31, 1995, the Company has sold an additional 25,200 shares of Common Stock through the exercise of these warrants resulting in gross proceeds of $85,890.

       Cash and cash equivalents increased from $ 116,704 at June 30, 1995 to $212,184 at December 31, 1995 primarily due to the proceeds of the exercise of warrants offset by operating activities. Working capital increased from ($48,112) at June 30, 1995 to $ 776,732 at December 31, 1995 due to the proceeds from the exercise of warrants.

                         PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security-Holders.

      On December 18, 1995, the Company held its Annual Meeting of Shareholders (the "Annual Meeting") at which directors were elected and the Company's selection of its independent public accountants, Sax, Macy, Fromm & Co., P.C. for the year ending June 30, 1996 was ratified. The vote for the foregoing matters was as follows:

    1. Election of Directors

      Except for Mr. Michael Nafash, each of the directors was re-elected.

Name                          Votes For       Votes Against

Carl Coppola                  10,676,795         40,640
Richard Branca                10,683,045         34,390
Ronald E. Olszowy             10,683,045         34,390
William Westerhoff            10,683,045         34,390
Michael Nafash                10,678,189         39,246

    2. Ratification of Selection of Independent Public Accountants

             Votes For         Votes Against       Abstentions

            10,390,762            294,923             31,750


Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

        Exhibit No.     Exhibit Description

            27.1        Financial Data Schedule

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

    Date:   February 13, 1996

                                       MARK SOLUTIONS, INC.

                                       By:  /s/ Carl Coppola
                                           ------------------------------
                                           Carl Coppola, President, Chief
                                           Executive Officer and Chief
                                           Financial Officer