Form 10-Q
period 1996-03-31
MARK SOLUTIONS INC
filed 1996-05-15
CIK 807397

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         March 31, 1996

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   ---      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number:                   0-17118

                              Mark Solutions, Inc.
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                     11-2864481
- --------------------------------------               ---------------------------
(State or Other Jurisdiction                         (I.R.S. Employer
  of Incorporation)                                    Identification No.)

Parkway Technical Center
1515 Broad Street
Bloomfield, New Jersey                                      07003
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, Including Area Code:     (201) 893-0500


- --------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:
Common Stock, $ .01 par value: 13,372,463 shares outstanding as of May 13, 1996.

                              MARK SOLUTIONS, INC.
                                    Form 10-Q
                                       for
                          Quarter Ended March 31, 1996

                                      Index

Part I.        Financial Information                                    Page No.

Item 1.   Financial Statements

          Consolidated Balance Sheets as of
            March 31, 1996 and June 30,1995 .....................          3

          Consolidated Statements of Operations
            for the Nine Months and Three Months
            Ended March 31, 1996
            and March 31, 1995 ..................................          5

          Consolidated Statements of Cash Flows
            for the Nine Months Ended March 31, 1996
            and March 31, 1995 ..................................          6

          Notes to Consolidated Financial Statements ............          7


Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations ............................................        9


Part II.       Other Information


Item 1.   Legal Proceedings .....................................         12


Item 5.   Other Information .....................................         12


Item 6.   Exhibits and Reports on Form 8-K ......................         12


               Signatures                                                 13

                      Mark Solutions, Inc. and Subsidiaries

                           Consolidated Balance Sheets



                                     Assets

                                                              March 31, 1996                June 30, 1995
                                                        -------------------------     -------------------------
Current Assets:
    Cash and cash equivalents                          $   15,100                     $  116,704
    Restricted cash                                       300,981                        359,250
    Accounts receivable                                   923,187                      1,267,203
    Costs and estimated earnings in excess of
      billings on contract in progress                    162,199                         66,485
    Inventories                                           285,014                        231,290
    Other current assets                                  189,838                         80,613
                                                       ----------                     ----------
      Total Current Assets                                            $ 1,876,319                   $ 2,121,545

Property and Equipment:
    Machinery and equipment                             1,249,137                      1,263,563
    Demonstration equipment                               395,418                        337,319
    Office furniture and equipment                        186,528                        188,873
    Leasehold improvements                                 14,254                         95,830
    Vehicles                                               68,784                         38,882
    Property held under capital lease                      40,929                         56,325
                                                       ----------                     ----------
      Total                                             1,955,050                      1,980,792

Less:  Accumulated depreciation
         and amortization                               1,698,163                      1,662,301
                                                       ----------                     ----------

      Net Property and Equipment                                          256,887                       318,491

Other Assets:
    Costs in excess of net assets
      of businesses acquired, less accumulated
      amortization of $1,684,741 and $1,295,965
      at March 31, 1996 and June 30, 1995,
        respectively                                      907,088                      1,295,864
Net assets of discontinued segment                           --                          204,503
Other assets                                              105,134                         37,980
                                                       ----------                     ----------

      Total Other Assets                                                1,012,222                     1,538,347
                                                                        ---------                     ---------






Total Assets                                                          $ 3,145,428                   $ 3,978,383
                                                                      ===========                   ===========

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

                      Mark Solutions, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                      Liabilities and Stockholders' Equity

                                                             March 31, 1996                  June 30, 1995
                                                       --------------------------     -------------------------
Current Liabilities:
    Accounts payable                                   $  802,421                     $1,672,222
    Current maturities of long-term debt                   10,868                          3,932
    Current portion of obligations under
      capital lease                                         5,584                         20,020
    Due to related parties                                 44,887                        206,923
    Accrued liabilities                                   215,628                        266,560
                                                       ----------                     ----------

        Total Current Liabilities                                     $ 1,079,388                   $ 2,169,657

Other Liabilities:
    Long-term debt excluding current maturities            22,882                          4,382
    Long-term portion of obligations under
      capital lease                                        31,920                         15,283
                                                       ----------                     ----------

        Total Other Liabilities                                            54,802                        19,665

Commitments and Contingencies                                                 --                            --

Stockholders' Equity:
    Common stock, $.01 par value,
      25,000,000 shares authorized,
      13,085,465 and 11,734,801 shares issued
      and outstanding at March 31, 1996 and
      June 30, 1995, respectively                         130,853                        117,347
    Additional paid-in capital                         22,393,191                     18,773,312
    Retained earnings (deficit)                       (20,512,806)                   (17,101,598)
                                                      -----------                    -----------

        Total Stockholders' Equity                                      2,011,238                     1,789,061
                                                                        ---------                     ---------

Total Liabilities and Stockholders' Equity                            $ 3,145,428                   $ 3,978,383
                                                                      ===========                   ===========

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

                      Mark Solutions, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                          Nine Months Ended              Three Months Ended
                                                               March 31                        March 31
                                                     ----------------------------    ----------------------------
                                                         1996            1995            1996            1995
                                                     ------------    ------------    ------------    ------------
Revenues:
    Sales                                            $  3,206,371    $  2,749,847    $    655,879    $  1,320,028
                                                     ------------    ------------    ------------    ------------
Cost and Expenses:
    Cost of sales                                       3,656,949       2,462,786         749,210       1,273,634
    Selling, general and administrative                 2,807,949       2,761,765         808,724         989,858
    Research and development                                   --           3,938              --              --
                                                     ------------    ------------    ------------    ------------
      Total Costs and Expenses                          6,464,898       5,228,489       1,557,934       2,263,492
                                                     ------------    ------------    ------------    ------------


Operating (Loss)                                       (3,258,527)     (2,478,642)       (902,055)       (943,464)
                                                     ------------    ------------    ------------    ------------
Other Income (Expense):
    Interest earned                                        20,167          10,781           8,123           7,493
    Interest expense                                       (8,344)         (8,332)         (3,365)         (7,140)
    Loss on abandonment of leasehold
      improvements                                        (72,117)             --         (72,117)             --
    Gain on sale of equipment                              12,116           3,537          12,116              --
                                                     ------------    ------------    ------------    ------------
      Net Other Income (Expense)                          (48,178)          5,986         (55,243)            353
                                                     ------------    ------------    ------------    ------------

(Loss) From Continuing Operations                      (3,306,705)     (2,472,656)       (957,298)       (943,111)
                                                     ------------    ------------    ------------    ------------

Discontinued Operations:
    Loss of Bar-Lor Subsidiaries                          (35,078)             --              --              --
    Loss on disposal of Bar-Lor Subsidiaries              (69,425)       (111,841)             --         (23,354)
                                                     ------------    ------------    ------------    ------------

      Loss From Discontinued Operations                  (104,503)       (111,841)             --         (23,354)
                                                     ------------    ------------    ------------    ------------

Net (Loss)                                           $ (3,411,208)   $ (2,584,497)   $  (957,298)   $   (966,465)
                                                     ============    ============    ============    ============

(Loss) Per Share                                     $       (.27)   $       (.25)   $       (.07)   $       (.09)
                                                     ============    ============    ============    ============



Weighted Average Shares Outstanding                    12,500,250      10,418,715      12,923,356      11,111,989
                                                     ============    ============    ============    ============


Dividends Paid                                       $        -0-    $        -0-    $        -0-    $        -0-
                                                     ============    ============    ============    ============


              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

                      Mark Solutions, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                           Nine Months Ended              Nine Months Ended
                                                             March 31, 1996                   March 31, 1995
                                                     ----------------------------    ----------------------------
Cash Flows From Operating Activities:
  Net (loss)                                                         $ (3,411,208)                   $ (2,584,497)
  Adjustments to reconcile net (loss) to
   net cash (used for) operating activities:
     Net asset of discontinued segment               $         --                    $    111,841
     Depreciation and amortization                        466,350                         481,217
     Loss from discontinued operations                    104,503                              --
     Loss on disposition of assets                         60,001                              --
     (Increase) decrease in assets:
        Restricted cash                                    58,269                              --
        Accounts receivable                               344,016                        (723,501)
        Billings in excess of contract
          revenue recognized                              (95,714)                       (108,507)
        Inventories                                       (53,724)                        343,347
        Other current assets                             (109,226)                        (74,145)
        Other                                             (67,154)                          1,718
     Increase (decrease) in liabilities:
        Accounts payable                                 (869,801)                        291,018
        Due to related parties                           (162,036)                        (33,239)
        Accrued liabilities                               (50,934)                        174,170
                                                     ------------                    ------------

     Net adjustments to reconcile net (loss)
      to net cash (used for) operating activities                        (375,450)                        463,919
                                                                     ------------                    ------------

        Net Cash (Used for) Operating Activities                       (3,786,658)                     (2,120,578)

Cash Flows From Investing Activities:
  Additions to property and equipment                     (35,437)                             --
  Proceeds from disposition of segment                    100,000                              --
  Proceeds on sale of assets                               12,500                              --
                                                     ------------                    ------------

        Net Cash Provided by Investing Activities                          77,063                              --

Cash Flows From Financing Activities:
  Repayment of notes payable for equipment                (25,394)                         (7,146)
  Advances from stockholders                                   --                        (400,000)
  Repayment of advances from stockholders                      --                         400,000
  Payment of offering costs and commissions                (6,092)                       (321,683)
  Proceeds from issuance of common stock                3,639,477                       3,272,524
                                                     ------------                    ------------


        Net Cash Provided by Financing Activities                       3,607,991                       2,943,695
                                                                     ------------                    ------------


Net Increase (Decrease) in Cash                                          (101,604)                        823,117

Cash at Beginning of Year                                                 116,704                          39,757
                                                                     ------------                    ------------


Cash at End of Period                                                $     15,100                    $    862,874
                                                                     ============                    ============


                 The Accompanying Notes are an Integral Part of
                    These Consolidated Financial Statements.

                      Mark Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 1 - Financial Statement Presentation:

     In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Mark Solutions, Inc. and Subsidiaries (the Company) as of March 31, 1996 and December 31, 1995 and the results of operations and cash flows for the nine months ended March 31, 1996 and 1995.

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

     Certain reclassifications have been made to the prior year amounts to conform to the current period presentation.

Note 2 - Inventories:

     Inventories at March 31, 1996 and June 30, 1995 consist of the following:

                                       March 31, 1996     June 30, 1995
                                       --------------     -------------

Raw materials                             $157,484          $112,060
Finished goods                             127,530           119,230
                                          --------          --------
                                          $285,014          $231,290
                                          ========          ========


Note 3 - Common Stock and Additional Paid-In Capital:

     During the nine months ended March 31, 1996, the Company issued 1,350,664 shares of common stock as a result of exercise of warrants, receiving gross proceeds of $3,639,477.

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

     Operating results of the segment for the period July 1, 1995 through

October 13, 1995 are shown separately in the accompanying Statement of Operations. The Statement of Operations for March 31, 1995 has been restated and the operating results of the segment are shown separately.

     Revenues of the segment for the period July 1, 1995 through October 13, 1995 and the nine months ended March 31, 1995 were $166,989 and $918,508, respectively. These amounts are not included in the accompanying Statements of Operations.

     Assets and liabilities of the segment disposed of consisted of the following:

                                               October 13, 1995  June 30, 1995
                                               ----------------  -------------
Cash                                               $ 16,513        $  50,580
Accounts receivable, net                              6,291          (10,485)
Inventories                                         346,104          363,093
Other current assets                                 11,434            5,251
Machinery and equipment, net                         29,335           33,499
Other                                                17,880           17,880
                                                   --------        ---------
       Total Assets                                 427,557          459,818
                                                   --------        ---------

Accounts payable                                    234,145          239,199
Accrued expenses                                      8,987           16,116
Notes payable                                        15,000               --
                                                   --------        ---------
       Total Liabilities                            258,132          255,315
                                                   --------        ---------

Net assets of discontinued segment                  169,425        $ 204,503
Less:  Loss on disposition of segment                69,425        =========
                                                   --------
Net Proceeds from Disposition of Segment           $100,000
                                                   ========


Note 5 - Subsequent Events:

     Subsequent to March 31, 1996, the Company issued 286,000 shares of its common stock through the exercise of warrants, receiving net proceeds of $624,100.

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

     The Company's products represent an alternative to traditional construction methods, and penetration into the construction market has met resistance typically associated with a new, unfamiliar product. Accordingly, the Company has been and will continue to be subject to significant sales fluctuations until its modular cell technology receives greater acceptance in the construction market, which management believes will occur as new projects are awarded and completed by the Company. In an attempt to achieve greater acceptance in the architectural, engineering and construction communities, the Company's internal sales and engineering personnel and its nationwide network of independent sales representatives conduct sales presentations and participate in trade shows and other promotional activities.

     The Company has expanded its marketing efforts to more aggressively pursue domestic and international joint venture and design/build development opportunities to obtain projects and improve its results of operations in efforts to return to profitability. Since January 1, 1996, the Company has reduced factory staff, office staff and factory overhead, including the decision not to occupy manufacturing facilities until sufficient work is obtained to justify the cost and expense of renting, equipping, maintaining and operating such space. In the interim, management has and will continue to outsource the manufacturing of its small modular cell projects to third party manufacturers, including related parties. Management has identified several available manufacturing facilities and believes that the Company will be able to lease adequate space on economically viable terms when and if sales warrant. To the extent practicable, the Company will further reduce overhead and personnel expenses and review its options regarding the sale or suspension of some of its products lines if it is unable to improve its operating results or prospects.

     The Company is continually bidding on and soliciting joint venture opportunities regarding construction projects. The anticipated revenues from any of these projects would substantially improve the Company's operating results and cash flow, although no assurances can be given that any of these projects will be awarded to the Company. On April 10, 1996, the Company announced that it was the low bidder on several modular cell projects, including a project with the State of New York. Management anticipates that, if formally awarded, these projects would generate revenues of approximately $ 50,000,000 over three years, primarily from the New York State project.

     In addition to the New York State project, for the nine months ended March 31, 1996, the Company submitted bids on approximately $ 33,800,000 in projects of which $ 1,837,346 were awarded to the Company. The Company continues to be under consideration for approximately $ 5,521,000 of the remaining projects.

     The Company continues to market its IntraScan medical image systems and is analyzing the benefits of alliances with other companies with related products. Consistent with this marketing approach, the Company has entered into a software supplier agreement with Data General Corporation, a large computer hardware and integration provider, pursuant to which Data General may include the IntraScan II PACS software program in proposals to healthcare institutions. On April 29, 1996, the Company announced that it had entered into definitive agreements to purchase Simis Medical Imaging, Ltd., the developer of the IntraScan II software programs as described in Part II- Item 5 of this report. Management anticipates that the sale of the IntraScan system products, primarily IntraScan II, will begin to generate revenues in the calendar year ending December 31, 1996, although no assurances can be given in this regard. If the IntraScan marketing plan is successful, management believes that the revenues from resulting sales will be more constant then those of the modular steel products presently and will reduce fluctuations in the Company's results of operations and financial condition.

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

     Revenues for the nine months ended March 31, 1996 increased 16.6% to $ 3,206,371 from $ 2,749,847 for the comparable 1995 period. This increase is attributed to the amount of work completed under modular steel product contracts during the period, of which the Jackson, Michigan project represented approximately $ 2,195,000 in revenues.

     Cost of sales for the nine months ended March 31, 1996 which consists primarily of materials, labor, supplies and fixed factory overhead expense, increased 48.5% to $ 3,656,949 from $ 2,462,786 for the comparable 1995 period due to the increase in sales. Cost of sales as a percentage of revenues was 114.0% for the period ended March 31, 1996 as compared to 89.6% for the comparable 1995 period. This increase was the result of lower gross profit margins on construction contracts and costs associated with maintaining factory operations absent anticipated sales levels. Fixed factory overhead expenses for the nine months ended March 31, 1996 such as rent, real estate taxes, depreciation and repairs and maintenance decreased 16.0% to $ 154,090 from $

183,508 for the comparable 1995 period. This decrease is primarily attributed to the elimination of factory rent and related taxes since January 1, 1996 and the suspension of depreciation on idle factory equipment since January 1, 1996.

     Selling, general and administrative expenses remained relatively constant for the nine months ended March 31, 1996 as compared to the comparable 1995 period increasing 1.7% to $ 2,807,949 from $ 2,761,765. The Company incurred increased promotional and travel expenses during the six month period ended December 31, 1995, which were offset by the reduction of office staff since January 1, 1996.

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

     Warrants and options to purchase approximately 4,400,000 of the Company's Common Stock are presently outstanding, the majority of which are at exercise prices ranging from $ 2.00 to $ 5.00 per share. In order to raise additional working capital, the Company intends to file a post effective amendment to its registration statement covering the sale of these shares of Common Stock to encourage the exercise of the warrants and options. The Company will initially look to the exercise of presently outstanding warrants and options for working capital, however, if sufficient securities are not exercised, the Company will be required to seek additional private sales of its securities, which, if available, would most likely be at discounts to the current trading price of the Company's Common Stock.

     For the nine months ended March 31, 1996 the Company sold 1,350,664 shares of Common Stock pursuant to the exercise of warrants, resulting in gross proceeds of $ 3,639,477. Since March 31, 1996, the Company has sold an additional 286,000 shares of Common Stock through the exercise of warrants resulting in gross proceeds of $ 624,100.

     Cash and cash equivalents decreased from $ 116,704 at June 30, 1995 to $ 15,100 at March 31, 1996 primarily due to losses associated with operating activities. Working capital increased from ($48,112) at June 30, 1995 to $ 796,931 at March 31, 1996 due primarily to the application of the proceeds from the exercise of warrants to reduce accounts payable.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

     In January 1996, the Company settled its litigation with Maris Equipment Company, Inc. ("Maris") (Mark Solutions, Inc. v. Maris Equipment Company, Inc. Docket No. BER-L-8193-94). Pursuant to the settlement, the Company received $ 25,000 from Maris's bonding company and the foregoing action was dismissed with prejudice by both parties.


Item 5. Other Information.

     On April 26, 1996, the Company announced that it entered into a nonexclusive Master Supplier Agreement with Data General Corporation ("DG") pursuant to which the Company has agreed to provide IntraScan II software and related services to DG to be incorporated into PACS sales proposals and bids to healthcare facilities. The products and services to be provided by the Company will be negotiated on a project by project basis with DG and no assurances can be given that significant sales will be achieved.

     On April 29, 1996, the Company announced that it entered into definitive agreements to acquire 100% of Simis Medical Imaging, Ltd., a United Kingdom corporation ("SMI") for $ 1,250,000 payable in the Company's Common Stock. The consummation of the agreements are subject to the satisfaction of certain conditions, including the completion of due diligence on the financial condition and operations of SMI. The Company anticipates that, subject to satisfactory results of its due diligence, the acquisition will be consummated by May 31, 1996.

      SMI is the developer of the IntraScan II software which the Company has been marketing under an exclusive dealer agreement covering North and South America. For the fiscal year ended December 31, 1995, SMI had revenues of U.K. L 365,253 and losses of U.K. L 124,674.


Item 6. Exhibits and Reports on Form 8-K.

       (a) Exhibits

        Exhibit No.     Exhibit Description
        -----------     -------------------
            27.1        Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


     Date:   May 14, 1996


                                 MARK SOLUTIONS, INC.

                            By:  /s/ Carl Coppola
                                ------------------------
                                 Carl Coppola, President,
                                 Chief Executive Officer
                                 and Chief Financial Officer