Form 10-K
period 1996-06-30
MARK SOLUTIONS INC
filed 1996-09-27
CIK 807397

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                              --------------
                                FORM 10-K

                FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                June 30, 1996
                         ------------------------------------------------------

                                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to
                                -------------------     ---------------------

                           Commission File No. 0-17118

                               Mark Solutions, Inc.
- -------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

               Delaware                                     112864481
- ---------------------------------------                ------------------------
       State or other jurisdiction                        (I.R.S. employer
    of incorporation or organization)                     identification no.)

                      Parkway Technical Center
              1515 Broad Street, Bloomfield, New Jersey            07607
- ---------------------------------------------------------        -------------
              (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code         (201) 893-0500
                                                 ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class          Name of each exchange on which registered
        -------------------          -----------------------------------------
        NONE
- -------------------------------      ------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:


                        Common Stock,  $ .01 par value
                   Class A Common Stock Purchase Warrants
- ------------------------------------------------------------------------------
                               (Title of class)




                            [Cover Page 1 of 2 Pages]

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in difinitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

   The aggregate market value of the 10,645,297 shares of Common Stock held by non-affiliates of the Registrant on September 24, 1996 was $ 61,210,457 based on the closing sales price of $ 5-3/4 on September 24, 1996.

   The number of shares of Common Stock outstanding as of September 24, 1996 was 13,472,463.

                        DOCUMENTS INCORPORATED BY REFERENCE
     None


                              [Cover Page 2 of 2 Pages]

                                        PART I

Item 1.  Business

(a)  General Development of Business.

     Mark Solutions, Inc. ("Mark") is a Delaware corporation which operates its various businesses through wholly-owned subsidiaries and a division.

     Mark is engaged in the design, manufacture, assembly and/or distribution of

(i) modular steel cells for housing of the general prison population as well as for use as infectious disease isolation units for correctional institutions and health care facilities, (ii) a treatment booth for communicable diseases and
(iii) diagnostic support and archiving computer systems marketed under the name "IntraScan". In its marketing of modular steel products, Marek responds to public bids and pursues joint ventures and affiliations with other companies to solicit design, build and/or operate correctional facilities projects both domestically and internationally.

     Mark succeeded to the businesses of Mark Correctional Systems, Inc. ("MCS") and Showcase Cosmetics, Inc. under a reorganization consummated on November 10, 1993 (the "Reorganization") pursuant to an Agreement and Plan of Reorganization dated December 23, 1992, as amended.

     On October 10, 1995, Mark sold its Bar-Lor Cosmetics business to Alan R. Steiner, president of the cosmetics subsidiaries, for $ 100,000 in cash. The sale was consummated pursuant to a stock purchase agreement whereby Mr. Steiner purchased all of the outstanding shares of three Mark subsidiaries, Bar-Lor cosmetics, Ltd., Bar-Lor West, Inc. And Bar-Lor South, Inc.

     On May 28, 1996, Mark acquired all of the capital stock of Simis Medical Imaging, Limited, a privately held British company ("SMI"), for $ 1,250,000 payable in Common Stock of Mark. At the initial closing, Mark issued an aggregate of 108,696 shares of Common Stock representing $ 625,000 of the purchase price. The balance of the purchase price will be paid in Common Stock on November 28, 1996 and the number of shares to be issued will be calculated by dividing $ 625,000 by the closing sales price on November 25, 1996; provided, however, the maximum number of shares to be issued by Mark is 1,000,000. In addition, Christopher Cummins, one of the former shareholders of SMI, has entered into a three-year employment agreement with SMI which provides for, among other things, (i) an annual salary of U.K. Pounds 60,000 in the initial year with U.K. Pound 5,000 increases in the succeeding two years and (ii) an annual bonus equal to 10% of the post tax profits of SMI. SMI is the developer of the IntraScan II software which Mark had been marketing under an exclusive dealer agreement covering North and South America.

     Mark was incorporated under the laws of the State of Delaware on September 29, 1986 under the name "Showcase Cosmetics, Inc."

(b)  Financial Information about Industry Segments

     The following table sets forth information regarding Mark's industry segments and classes of products. Prior to the fiscal year ended June 30, 1994, Mark derived substantially all of its revenues from the sale of its modular steel cell products. Accordingly, no financial information about industry segments is presented for prior periods. Information regarding discontinued cosmetics operations, which were sold in October 1995, is excluded.


                                           Fiscal Year Ended June 30,
                                           --------------------------
                                    1996            1995            1994
                                -----------       ---------       --------
Sales to unaffiliated
 customers:

Mark Correctional Systems:

    Modular Cells ...........    $ 3,256,574    $ 5,949,490   $2,839,052
                                 -----------    -----------   ----------
MarkCare Medical Systems:

    IntraScan ...............         41,946         15,000       137,512
    Treatment Booths ........        156,095        161,083       206,509
                                 -----------     ----------       -------
                                     198,041        176,083       344,021
                                 -----------     ----------       -------


                                   3,454,615      6,125,573     3,183,073
                                 ===========     ==========   ===========


Operating Loss:

Mark Correctional Systems ...    $(4,508,406)    ( 3,055,631)  (2,368,708)
MarkCare Medical Systems  ...     (  555,462)    (   671,099)    (681,593)

Identifiable Assets:

Mark Correctional Systems .....  $ 1,317,620       3,505,086     3,533,195

MarkCare Medical Systems ......    1,766,143         268,795       340,238

(c)  Narrative Description of Business

Products and Services

Mark Correctional Systems Division


     Mark operates its modular steel cell and infectious disease isolation unit business through its division, Mark Correctional Systems.

     Modular Cells. Since the initial sale of its prefabricated modular steel cells for housing the general prison population in 1989, Mark has manufactured and sold 1,208 of its security prison cells for use in correctional institutions in 12 states including New York, New Jersey, Michigan, Missouri, Washington and Wisconsin. Revenues generated by the sale of cells to correctional facilities aggregated $ 3,090,663 or 89.5 % of Mark's total operating revenues for the fiscal year ended June 30, 1996.

     These revenues are primarily attributable to a 616 cell project for the State Prison of Southern Michigan in Jackson, Michigan which generated approximately $ 6,600,000 in revenue during the period of March 1995 through June 30, 1996. In addition, Mark has other uncompleted contracts for its modular cells aggregating $ 2,619,362. Other than as described above, Mark currently has no significant orders for the modular cells.

     Effective March 15, 1996, Mark received a three-year agreement from the State of New York to be the exclusive supplier of modular steel prison cells and shower facilities. Pursuant to the agreement, Mark will provide complete, partially complete and/or components of modular units and support services to Corcraft (Department of Corrections-Division of Industries) for sale to State and local governments. The agreement has a stated estimate of 2,455 cells over the three years; however no minimum volume is guaranteed and purchase orders are to be issued for specific projects. The State of New York reserves the right to renegotiate the stated contract prices or solicit third party bids for any single order of 700 or more cells. At its option, New York State may license the manufacture of the entire cell and will not be obligated to pay additional licensing fees after (i) Mark receives total payments of $ 15,000,000 under the agreement, (ii) the total number of cells manufactured under the license exceeds 1,000 or (iii) the fifth anniversary date of the agreement.

     Mark's modular cell is a prefabricated, installation-ready, lightweight steel structure which is manufactured according to the construction and security specifications of each correctional institution project in sizes from 60 to 200 square feet. Each modular cell can be equipped with lavatory facilities; wall-mounted sleeping accommodations; desk and stool; lighting and ventilation systems; and optional components such as fixed or operable windows and hinged or sliding security doors. Each modular cell is constructed of durable low maintenance, non- porous materials including a scratch resistant epoxy polymer finish and is acoustically and thermally insulated.

     The modular cell's lightweight construction requires less extensive and costly foundation work than a traditional (e.g. concrete) cell, and is designed with a self-contained exterior access panel which allows for simple ventilation, plumbing and electrical connections. Each cell is load-bearing to allow for multiple-story construction, and is manufactured to tolerances of 1/16 of an inch, which results in more efficient and faster on-site installation.

     Infectious Disease Isolation Units. Mark initially adapted its modular cell design to the manufacturing of infectious disease isolation units in 1992 for a court-ordered project at a New York City correctional institution on Rikers Island. Mark focuses its infectious disease isolation units marketing efforts toward correctional institutions and healthcare facilities.

     In addition to the modular cell features, the infectious disease isolation units are equipped with shower facilities and a protective anteroom for healthcare providers and other individuals coming in contact with the occupant. To prevent the escape of contaminated air, each unit is equipped with a negative pressure ventilation system which safely discharges the air externally. Mark's epoxy polymer finish also allows for more effective bacteriological cleansing of the unit.

     Infectious disease isolation units are designed and manufactured according to the specific requirements of the project, including security requirements of correctional institutions. In addition, the units are subject to the guidelines and regulations of OSHA, NIOSH, the Centers for Disease Control and Prevention and applicable building codes including specific health guidelines which were established to provide effective treatment of the patient and the safety of medical providers including negative pressure requirements, filtration standards and air flow systems.

MarkCare Medical Systems, Inc.

     Mark operates its healthcare products business through MarkCare Medical Systems, Inc., a wholly-owned Maryland subsidiary.

     Treatment Booths. Mark publicly introduced its first prototype general use treatment booth in August 1992. After design modifications were made to broaden its treatment capabilities, Mark began manufacturing operations in December 1992.

     Mark sold 14 treatment booths in the fiscal year ended June
30, 1996 and focuses its marketing efforts on healthcare facilities. Mark has obtained FDA approval of the treatment booth as a "class III medical device". See "Regulation."

     The treatment booth is a single occupancy 70 cubic foot chamber used in the observation and treatment of patients with communicable diseases such as tuberculosis. The booth is designed to isolate patients in order to protect healthcare workers during sputum induction and to improve the efficacy of the dispensing of aerosolized drugs. In addition to incorporating the structural elements and low maintenance material of its modular cell technology, Mark equips the treatment booth with an air filtration system designed to provide for up to 450 air changes per hour through a laminar flow design which is monitored by a meter and alarm. The filtering process circulates air through a HEPA filter which collects 99.97% of all airborne particles including germs and medicines. The filtered air is then exposed to ultra-violet light for additional decontamination and is discharged externally. Mark also offers service agreements for its treatment booths.

     Mark has established safety and operational standards for its treatment booths based on recommendations from board certified hygienists and other medical professionals. Certification of booths is conducted by one of three independent laboratories for compliance with Mark's internal standards and manufacturers specifications.

     IntraScan I. Mark introduced IntraScan I at the Radiologist Society of North America exposition in December 1992. IntraScan I is marketed to radiologists, gynecologists, urologists and small independent medical practices.

     The IntraScan I system is a computer-based diagnostic support product for use with all ultrasound equipment. IntraScan I is an archiving and image enhancing system which enables medical technicians to manipulate ultrasound images by enlarging and rotating images, as well as improving their clarity, sharpness and resolution. This results in improved diagnostic capabilities as compared to the images produced by ultrasound equipment alone. The information archiving applications of IntraScan I can be networked, allowing effective storage and transmission of information quickly between physicians and healthcare facilities through computer modems.

     The IntraScan I system consists of software programs protected by U.S. copyrights and standard hardware computer equipment as to which Mark has no proprietary interests. The computer hardware is comparable to a personal computer in size and user operation and interfaces with the IntraScan I software applications.

     The IntraScan I system is marketed on a limited basis as a separate product, however its technology is integrated and marketed in conjunction with the IntraScan II system.

     IntraScan II. From 1993 to May 1996, Mark marketed the IntraScan II "filmless" picture, archiving and communications system (PACS) under an exclusive software dealer agreement with SMI covering North and South America. On May 28, 1996, Mark acquired all of the capital stock of SMI for $ 1,250,000 payable in Common Stock of Mark. See Item 1(a)- "General Development of Business". IntraScan II is marketed to radiology departments, large healthcare facilities, hospitals and outpatient imaging group practices.

     IntraScan II is a computer-based image, archival and retrieval system that interfaces with medical imaging devices and can store and recall images from imaging modalities including x-ray, computed tomography (CAT Scan), computed radiography, nuclear medicine, ultra sound and magnetic resonance imaging (MRI). While Mark is aware of similar systems in various stages of development, management believes the IntraScan II is the only system which is designed to be platform independent allowing the software to operate with most computer hardware and operating systems.

     IntraScan II has a high resolution display capability (512 X 512 to 2000 X 2500 pixels). The high resolution allows medical providers to make diagnoses from computer digital images without the need for radiographic film. This capability eliminates the processing time for film development allowing faster diagnoses and significantly reduces the costs related to film development and patient record storage.

     The IntraScan II system allows image manipulation similar to the IntraScan I system, including simulation of the multi-image view box which allows side-by-side comparisons of images from different modalities (e.g. x-ray and CAT
Scan).

     In addition, the IntraScan II system allows for networking between departments within a healthcare facility or between institutions at different locations by communication networks. This networking capability coupled with the high resolution allows efficient and instant transfer of diagnostic quality images for consultation and transportation of patient records.

     The IntraScan II system consists of software programs protected by British common law copyrights and standard hardware computer equipment as to which Mark has no proprietary interests.


     Effective March 18, 1996, Mark entered into a nonexclusive Master Supplier Agreement with Data General Corporation ("Data General") pursuant to which Mark has agreed to provide IntraScan II software and related services to Data General to be incorporated into PACS sales proposals and bids to healthcare facilities. The products and services to be provided by Mark will be negotiated between Mark and Data General on a project by project basis.

     While no assurances can be given, Mark believes that the sale of the IntraScan systems, particularly IntraScan II, will generate material revenues in the fiscal year ending June 30, 1997.

     Manufacturing and Assembly. Beginning October 1996, Mark will manufacture and assemble its modular cells, infectious disease isolation units and treatment booths at its 74,000 square foot plant located in Jersey City, New Jersey, which will be equipped with a fully automated computer driven design and tooling system. This system allows for more precise tolerances and faster production output. The raw materials for Mark's products, including sheet metal, hardware and other components are supplied primarily by local manufacturers. In addition to the manufacture of the shell of its products, Mark purchases, assembles and installs the ancillary components including lavatory facilities, shower facilities, desks, stools and sleeping bunks. Management believes that there are a sufficient number of national vendors to meet its raw material and component needs, and that Mark is not dependent upon a limited number of suppliers.

     With respect to the assembly of the IntraScan systems, Mark's primary responsibility will be the loading of software programs on to standard hardware equipment, minimal hardware modifications and networking. Mark is able to conduct its IntraScan assembly and modifications activities at the offices of SMI and its executive offices. In the event Mark determines that additional space is necessary based on orders, management believes that adequate space will be available on acceptable economic terms.

     Delivery and On-Site Services. Mark contracts with several third-party carriers to deliver the modular cells and infectious disease isolation units to the construction site. In addition, Mark provides delivery and support services for its products including installation assistance, operating instructions and subsequent inspections and testing. Mark also offers certification and maintenance services through long-term agreements, or on an as requested basis.

Marketing and Sales

     Modular Cells and Infectious Disease Isolation Units. The market for Mark's modular cell and infectious disease isolation units is primarily Federal, state and local governmental agencies responsible for the construction and maintenance of correctional institutions. While Mark is exploring the application of its technology to other industries such as temporary emergency housing and modular medical facilities, management believes in the foreseeable future that the correctional institutions market will represent a significant part (approximately 90%) of its modular products business. No assurances can be given that any other markets will develop to any significant degree.

     Mark designs prototypes of its modular cells and infectious disease isolation units for marketing, sales and trade show demonstrations. Mark's marketing and sales efforts are managed by its Vice President of Sales and Marketing and include in-person solicitations, direct mail campaigns and participation in industry trade shows. Mark presently markets and sells its modular cells and infectious disease isolation units directly and through independent manufacturers' representatives. Mark's network consists of 25 representatives servicing 42 states and 11 foreign countries including Canada, Mexico, Italy, South Africa, Russia and Argentina. Minimal sales have been generated to date. Each representative generally enters into an agreement with Mark which contains certain non-disclosure restrictions and provides for payment on a commission basis.

     Treatment Booths and the IntraScan Systems. The marketing and sales efforts related to treatment booths are conducted by Mark's internal sales personnel. The IntraScan systems are primarily marketed by Mark personnel jointly with Data General's marketing efforts. The IntraScan systems may also be distributed through the development of a national sales representative network.

     Sales efforts, which are managed by its Vice President of Sales and Marketing, include participation in trade shows, print advertising in medical trade publications, direct mail advertising programs and the use of demonstration videos.


Bid Process, Subcontract Contract and Bonding Requirements

    Mark has derived the substantial majority of its revenues from state and local government correctional projects and is consequently required to prepare and submit bid proposals based on the design and specifications prepared by the supervising architectural or engineering firm. Mark prepares and submits a formal bid proposal which includes price quotations and estimates, selected material options and construction time estimates.

     Depending on the nature of the project, Mark itself may bid, or provide bidding data regarding Mark's products to a firm which is bidding to become the general contractor for the project. In the latter case, the Mark data is incorporated in the bid made by the prospective general contractor. After receipt and review of all accepted bids the governmental agency awards the contract based on numerous factors including costs, reputation, completion estimates and subcontracting arrangements. In those instances where Mark is not the direct bidder but provides bid information to a general contractor who is ultimately awarded the project, there is no guarantee that Mark will receive the subcontract business.

     The typical time period from submission of bids to awarding of the contract to the direct bidder (whether Mark or a general contractor) is 60 to 120 days. In those instances where Mark is not the direct bidder, subcontracts are generally awarded within an additional 60 to 120 days.

     In connection with some government construction projects, Mark is required to provide performance and completion bonds as a condition to submission or participation in a bid. Due to Mark's financial condition, it has generally been unable to obtain bonds without the assistance and guarantee of third parties including Mark's President and/or another business entity owned by an outside director. See "Item 13.-Certain Relationships and Related Transactions". To date

Mark has not limited its bidding activity nor lost any projects due to its limited bonding capacity. However, as Mark is awarded multiple projects, the inability to obtain bonds may limit the number of additional projects Mark can pursue and would have a material adverse effect on operations.

Regulation

     Mark modular cells and infectious disease isolation units are subject to various state building codes including BOCA, UBC, the Southern Building Codes and criteria established by the American National Standards Institute. In addition, these products are subject to the guidelines and regulations of OSHA, NIOSH and Centers for Disease Control and Prevention. The modular cells and infectious disease isolation units comply with such codes and regulations in all material respects.

     Mark's treatment booth is a "class III medical device" and IntraScan I and IntraScan II are "class II medical devices" as classified by the Federal Food and Drug Administration ("FDA") and are subject to the premarket notification and approval process. Accordingly the products are regulated by The Federal Food, Drug and Cosmetic Act and The Safe Medical Devices Act of 1990 regarding the (i) effectiveness and safety of the product, (ii) condition of the manufacturing facilities and procedures and (iii) labeling of devices. Mark has received FDA approval for the treatment booth and the IntraScan systems authorizing commercial distribution.

     Certain aspects of Mark's manufacturing process are regulated by state and Federal environmental laws. Mark has obtained all necessary licenses and permits in this regard and is in compliance in all material respects with applicable environmental laws.

Competition

     Modular Cells and Infectious Disease Isolation Units. The construction industry in general and the governmental construction industry in particular are highly competitive. Due to the use of concrete and other traditional construction methods in the substantial majority (approximately 90%) of correctional facility construction, Mark competes for market share with a number of major construction companies. Such competition is not with respect to any particular project, but in persuading the purchasing agency to utilize steel cell construction rather than traditional methods.

     With respect to those projects which incorporate modular cell specifications in its design criteria, Mark competes with several other steel product manufacturers, some of which have greater financial resources than Mark. In addition, a number of manufacturers which have greater financial and marketing resources than Mark, and which currently produce sheet metal products, could ultimately manufacture modular cell and infectious disease isolation units in competition with Mark.


     Although competition in the construction industry is intense, Mark believes it can compete for market share of correctional facility construction business by promoting the viability and acceptance of its technology to the architectural, engineering and construction industries. In this regard management emphasizes the uniqueness of its modular cell design which can be manufactured and installed more efficiently than traditional construction alternatives by virtue of lower labor and construction costs and shorter installation time. Similarly, management believes that the cost-effective design, operating costs and performance of its infectious disease units and treatment booths will allow Mark to compete in the healthcare market, but there can be no assurances in this regard.

     IntraScan Systems. With regard to IntraScan II, other companies, which are larger and better established than Mark, provide PAC systems for radiology departments, including several "filmless" systems. Mark believes it can compete against the larger companies based on its platform independent format which allows the software to operate with most computer hardware and operating systems.

Employees

     At September 24, 1996 Mark had three management employees, four sales employees, six engineering employees and four office and clerical employees. Mark intends to hire approximately 40 hourly employees, primarily in its manufacturing facilities in October 1996. Mark's hourly employees are unionized and are subject to a collective bargaining agreement between Mark which expires on August 31, 1998. Management believes its employee relations to be good.

     At September 24, 1996, SMI had one executive employee and eight clerical/software development employees.

Trademark, Patents and Trade Secrets

     Mark owns the "MARK" trademark, which is registered in the U.S. Patent and Trademark Office.

     Mark owns a patent on certain aspects of its treatment booth expiring in 2014. Mark does not presently own any patents on its modular cells, infectious disease isolation units or manufacturing assembly process. However, Mark attempts to protect its proprietary trade secrets regarding the design and manufacture of its products through non-disclosure agreements between Mark its employees and most third-party suppliers and manufactur-ers' representatives.

     Mark owns two United States copyrights on the software applications of the IntraScan I system.

     The IntraScan II software programs are protected by British common law copyright. In addition, Mark owns a United States copyright regarding the IntraScan II software. Mark has applied for patents on several aspects of the IntraScan II system.

Item 2.  Property

     Mark leases its executive offices at 1515 Broad Street, Bloomfield, New Jersey 07003, which consist of 6,500 square feet of space. Mark's lease expires on December 31, 1998 and provides for monthly rent of $ 7,200. In addition, Mark leases 74,000 square feet of manufacturing space in Jersey City, New Jersey pursuant to a triple net lease expiring on November 15, 2004 at an annual rental of $ 174,240 for the initial five years. The rent for the remaining three years is subject to increases based on the consumer price index at that time.

     SMI leases its offices, which consist of 1,750 square feet of space on a month to month basis at a monthly rent of $ 3,750.

     Management believes its present manufacturing facilities and additional available facilities are sufficient for Mark's current and anticipated needs.


Item 3.  Legal Proceedings

     In January 1994 Mark was served with a summons and complaint filed in the Supreme Court of New York State, Westchester County (JTF Management Associates, Ltd. and Joel Fishman v. Mark Correctional Systems, Inc. and Mark Lighting Index No. 93-22722). Plaintiffs allege damages for commissions in the sum of $10 million based upon breach of sales and consulting agreements regarding modular steel cells. Due to the absence of any sales generated by plaintiff, Mark believes the suit is totally without merit, both in terms of the facts of the case and the damages alleged, and is defending the action vigorously. Plaintiff Mark has answered and counterclaimed for $ 2,200,000 in damages based upon fraud and misrepresentations by plaintiffs. Discovery in this matter is substantially complete and the parties are awaiting a trial date expected to be scheduled in November 1996.


Item 4.  Submission of Matters to a Vote of Security-Holders

     Not Applicable

                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

(a)  Market Information.

     The following table sets forth for the calendar quarters indicated the high and low bid prices of Mark's Common Stock and Class A Warrants. The Common Stock trades on the NASDAQ system, Small Cap market. The Class A Warrants trade in the over-the-counter market bulletin board and pink sheets.


                                       Common Stock       Class A Warrants
                                     ----------------     ----------------
                                     High        Low       High       Low
                                     -----      -----      -----     -----
1994
- ----
1st Quarter                          9          3-3/4        3/8       3/8
2nd Quarter                          6          3            3/8       3/8
3rd Quarter                          4-3/8      3-1/4        3/8       3/8
4th Quarter                          3-7/8      2-1/2        3/8       3/8

1995
- ----
1st Quarter                          4-1/8      2            3/8       3/8
2nd Quarter                          5-1/2      3-1/4        3/8       3/8
3rd Quarter                          8-7/8      5-1/4      3-5/8     1-7/8
4th Quarter                          8          5-1/4      4         2-1/2

1996
- ----
1st Quarter                          8-1/4      5-1/2      3-1/2     3-1/4
2nd Quarter                          8-3/8      5-1/4      3-5/8     1-7/8
3rd Quarter (thru September 24)      6          5          2-1/4     1-1/8

- -----------------------------------------------------


      Over-the-counter quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transactions. Trading in Mark's Class A Warrants is sporadic and insignificant.

(b)   Holders.

      As of September 24, 1996, there were 168 holders of record of the Common Stock and one holder of record of the Class A Warrants. There are 18 market makers in the Common Stock.


(c)   Dividends.

      Mark has never paid and does not intend to pay in the foreseeable future, cash dividends on its Common Stock.

Item 6.  Selected Financial Data

         The following Selected Financial Data are based upon financial statements appearing elsewhere herein and such information should be read in conjunction with such financial statements and notes thereto.

Income Statement Data:

                                                             Fiscal Years Ended June 30
                                         ----------------------------------------------------------------------
                                             1996           1995          1994           1993          1992
                                         -----------    -----------    ----------    -----------    -----------
Revenues                                 $ 3,454,615    $ 6,125,573    $3,183,073    $ 5,309,660    $ 3,894,602
                                         -----------    -----------    ----------    -----------    -----------

Costs and Expenses:
 Costs of Sales                            4,022,102      5,975,973     2,370,971      3,742,371      3,010,765
 Selling, general and administrative       3,718,886      3,872,392     3,592,081      2,334,159      1,271,725
 Research and development                         --          3,938       270,322        558,118             --
 Reduction of carrying value of assets       777,495      1,100,000       800,000             --             --
                                         -----------     ----------   -----------   ------------    -----------
   Total Costs and Expenses                8,518,483     10,952,303     7,033,374      6,634,648      4,282,490
                                         -----------     ----------   -----------   ------------    -----------

Operating Income (Loss)                   (5,063,868)    (4,826,730)   (3,850,301)    (1,324,988)      (387,888)

Net Other Income (Expense)                   (46,691)       (85,905)      (64,749)      (262,209)      (135,691)

Income Tax                                        --            --        (29,460)            --             --
                                         -----------    -----------    ----------    -----------    -----------

(Loss) From Continuing Operations         (5,110,559)    (4,912,635)   (3,944,510)    (1,587,197)      (523,579)

(Loss) From Discontinued Operations         (104,503)      (277,438)     (193,620)            --             --
                                         -----------    -----------   -----------   ------------    -----------

Net Income (Loss)                        $(5,215,062)   $(5,190,073)  $(4,138,130)   $(1,587,197)   $ (523,579)
                                         ===========    ===========   ===========   ============    ===========
Earnings (Loss) per Share:                    $ (.41)        $ (.48)       $ (.47)        $ (.18)        $ (.06)

Weighted Average Shares Outstanding       12,732,022     10,726,204     8,802,543      8,710,975      8,710,975

Balance Sheet Data:
                                                                      At June 30
                                         ----------------------------------------------------------------------
                                             1996           1995          1994           1993          1992

                                         -----------    -----------    ----------    -----------    -----------
Working Capital (Deficit)                 $  675,864    $   (48,112)   $  216,635    $  379,484     $   629,424
Net Property and Equipment                   376,504        318,491       369,939       503,112         473,111
Total Assets                               3,083,763      3,978,383     4,953,651     4,460,174       2,096,427
Current Liabilities                          954,065      2,169,657       909,693       938,603         958,065
Other Liabilities                             50,297         19,665         8,313        16,377       2,194,591
Stockholders' Equity (Impairment)          2,079,401      1,789,061     4,035,645     3,505,194      (1,056,229)

                                                               -16-

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

General

    Mark's results of operations, liquidity, and working capital position have been acutely affected by sporadic sales of its principal products, modular steel cells and infectious disease isolation units. This sales pattern is primarily the result of the construction industry's unfamiliarity with Mark's products and the emergence of competition.

    Mark's products represent an alternative to traditional construction methods, and penetration into the construction market has met resistance typically associated with a new, unfamiliar product. Accordingly, Mark has been and will continue to be subject to significant sales fluctuations until its modular cell technology receives greater acceptance in the construction market, which management believes will occur as new projects are awarded and completed. In an attempt to achieve greater acceptance in the architectural, engineering and construction communities, Mark's internal sales and engineering personnel and its nationwide network of independent sales representatives conduct sales presentations and participate in trade shows and other promotional activities.

    Mark has expanded its marketing efforts to more aggressively pursue domestic and international joint venture and design/build development opportunities to obtain projects and improve its results of operations in efforts to return to profitability. Since January 1, 1996, Mark has reduced factory and office staff. In addition, from January 1, 1996 until September 1996, Mark decided not to occupy factory space, but outsourced the manufacturing of its small modular cell projects to third party manufacturers, including related parties, in order to minimize losses and maintain the continuity of manufacturing products until significant orders were obtained. Management believed there was not sufficient work to justify the cost and expense of renting, maintaining and operating such space. To the extent practicable, Mark will further reduce overhead and personnel expenses and review its options regarding the sale or suspension of some of its products lines if its is unable to improve its operating results or prospects.

     Mark is continually bidding on and soliciting joint venture opportunities regarding construction projects. The anticipated revenues from any of these projects, would substantially improve Mark's operating results and cash flow, although no assurances can be given that any of these projects will be awarded to Mark. On July 17, 1996, Mark was awarded a contract from the State of New

York which management anticipates will generate revenues of approximately $50,000,000 over three years.

    In addition to the New York State agreement, for the fiscal year ended June 30, 1996, Mark submitted bids on approximately $44,613,000 in projects of which $2,702,403 were awarded to Mark.

     Mark continues to be under consideration for approximately $4,490,000 of the remaining projects. Since July 1, 1996, Mark has submitted bids on approximately $12,623,000 in projects. Mark continues to be under consideration for approximately $12,100,000 of these remaining projects.

     Mark continues to market its IntraScan medical image systems and is analyzing the benefits of alliances with other companies with related products. Consistent with this marketing approach, Mark has entered into a software supplier agreement with Data General Corporation, a large computer hardware and integration provider, pursuant to which Data General may include the IntraScan II PACS software program in proposals to healthcare institutions. Management anticipates that the sale of the IntraScan system products, primarily IntraScan II, will begin to generate revenues in the calendar year ending December 31, 1997, although no assurances can be given in this regard. If the IntraScan marketing plan is successful, management believes that the revenues from resulting sales will be more constant then those of the modular steel products presently and will reduce fluctuations in Mark's results of operations and financial condition.

    On October 13, 1995, Mark disposed of its cosmetics business, Bar-Lor Cosmetics. Accordingly, the following discussion addresses only the continuing operations.

    The following table sets forth Mark's segmented results of operations of continuing operations for the fiscal year ended June 30, 1996.

                          Mark Correctional
                               Systems         MarkCare Medical      Total
                          -----------------    ---------------       -----
Revenues                      $3,256,574           $198,041       $3,454,615

Costs of Sales                 3,888,497            133,605        4,022,102

Selling, General and
 Administrative                3,116,478            602,908        3,718,886

Reduction of Carrying
 Value of Assets                 777,495              - - -          777,495

Operating Loss                (4,525,896)          (537,972)      (5,063,868)

Results of Operations

    Substantially all of Mark's operating revenues for the reported periods were derived from the sale of its modular cells for correctional institutions. Management believes that the sale of these modular steel products will continue to represent substantially all of the Mark's operating revenues through March 31, 1997.

    The following table sets forth for the periods indicated the percentages which certain items bear to revenues and the percentage increases (decrease) from period to period:

                                                               Percentage of Revenues              Period to Period
                                                                 Year Ended June 30               Increase (Decrease)
                                                         ----------------------------------      -----------------------
                                                           1996         1995          1994       1996-1995     1995-1994
                                                         -------      -------      --------      ---------     ---------

Revenues                                                  100.0%       100.0%        100.0%        (43.6)%        92.4%
Costs of Sales                                            116.4         97.5          74.5         (32.7)        152.0
Selling, general and administrative                       107.7         63.2         112.8          (4.0)          7.8
Research and development                                     --           --           8.5            --         (98.5)
Reduction of carrying  value of assets                     22.5         17.9          25.1         (29.3)           --
                                                         ------        -----        ------         -----         -----
Operating Income (Loss)                                  (146.6)       (78.8)       (121.0)         (4.9)        (25.3)

Net Other Income (Expense)                                 (1.4)        (1.4)         (2.0)        (45.6)        (32.7)
Income Tax                                                   --           --            .9            --         100.0
                                                         ------        -----        ------         -----         -----
(Loss) From Continuing Operations                        (147.9)       (80.2)       (123.9)          4.0         (24.5)
(Loss) From Discontinued Operations                        (3.0)        (4.5)         (6.0)        (62.3)        (43.3)
                                                         ------        -----        ------         -----         -----
Net Income (Loss)                                        (151.0)%      (84.7)%      (129.9)%         (.5)%       (25.4)%
                                                         ------        -----        ------         -----         -----
                                                         ------        -----        ------         -----         -----



Fiscal Year Ended June 30, 1996 Compared to
Fiscal Year Ended June 30, 1995

     Revenues for the fiscal year ended June 30, 1996 decreased 43.6% to $3,454,615 from $6,125,573 for the comparable 1995 period. This decrease is attributed to the continued sporadic sales of its modular steel cell products as discussed in "General". Mark's Jackson, Michigan project represented approximately 89.5% of the 1996 fiscal year revenues.

     Cost of sales for the fiscal year ended June 30, 1996 which consists primarily of materials, labor, supplies, and fixed factory overhead expense, decreased 32.7% to $4,022,102 from $5,975,973 for the comparable 1995 period due to the decrease in sales. Cost of sales as a percentage of revenues was 116.4% for the year ended June 30, 1996 as compared to 97.5% for the comparable 1995 period. This increase was the result of lower gross profit margins on construction contracts, costs associated with maintaining factory operations absent anticipated sales levels and losses incurred in connection with the outsourcing of projects for the six months ended

June 30, 1996. Fixed factory overhead expenses for the fiscal year ended June 30, 1996 such as rent, real estate taxes, depreciation and repairs and maintenance decreased 45.0% to $155,987 from $355,109 for the comparable 1995 period. This decrease is primarily attributed to the elimination of factory rent and related taxes and the suspension of depreciation on idle factory equipment since January 1, 1996.

    Selling, general and administrative expenses for the fiscal year ended June 30, 1996 decreased 4.0% to $3,718,886 from $3,872,392 for the comparable 1995.
Markincurred increased prom otional and travel expenses during the six month period ended December 31, 1995, which were offset by the reduction of office staff since January 1, 1996.

    Mark also wrote down the remaining value of the assets related to the IntraScan I acquisition which was $777,495 of which $518,366, was originally schedule to be amortized in fiscal 1997 and $259,129 in 1998. Net losses from discontinued operations for fiscal 1996 was $104,503 or 2.3% of Mark's total net loss.

Fiscal Year Ended June 30, 1995 Compared to
Fiscal Year Ended June 30, 1994

    Revenues for the fiscal year ended June 30, 1995 increased 92.4% to $6,125,573 from $3,183,073 for fiscal 1994. These results are primarily attributable to revenues of $4,328,000 from the Jackson, Michigan project.

    Cost of sales for the fiscal year ended June 30, 1995, which consists primarily of materials, labor, supplies and fixed overhead expenses increased 152.0% to $5,975,973 from $2,370,971 for fiscal 1994. Cost of sales as a percentage of revenues was 97.5% for the year ended June 30, 1995 as compared to 74.5% for the comparable 1994 period. This increase was the result of lower gross profit margins on construction contracts and costs associated with maintaining factory operations absent anticipated sales levels. Fixed overhead expense such as rent, depreciation, repairs and maintenance remained relatively constant in the fiscal year ended June 30, 1995 as compared to fiscal 1994.


    Selling, general and administrative expenses for the fiscal year ended June 30, 1995 increased 7.8% to $3,872,392 from $3,592,081 for fiscal 1994. This increase is primarily attributable to salaries and related costs associated with the hiring of additional management and engineering personnel and an increase in consulting fees to $451,728 from $160,166 in fiscal 1994.

    Research and development expenses decreased from $270,322 for the fiscal year ended June 30, 1994 to $3,938 for the fiscal year ended June 30, 1995. Research and development expenses (which were associated primarily with design modifications of modular steel cell panels and IntraScan II software development) decreased as Mark completed the substantial majority of the design research and development of its existing products and is proceeding with its marketing and sales efforts.

    Mark also wrote down the remaining $1,100,000 value of the assets related to its discontinued cosmetics operations. Net losses from discontinued operations for fiscal 1995 was $277,438 or 5.3% of Mark's total net loss.

Liquidity and Capital Resources

    Mark's working capital requirements result principally from office expense, staff and management overhead and marketing efforts. Mark's working capital requirements have historically exceed its working capital from operations due to the sporadic sales of its products. Accordingly, Mark has been dependent and, absent significant improvements in operations, will continue to be dependent on the infusion of new capital in the form of equity or debt financing. Mark expects to meet its working capital requirements from these sources through July 30, 1997. Mark has been unable to secure bank financing and, to the extent it requires additional capital, will continue to principally look to private sources.

    Mark's working capital deficits have been met through the private placement of its securities.

    For the year ended June 30, 1996, Mark sold 1,636,664 shares of Common Stock pursuant to the exercise of warrants, resulting in gross proceeds of $4,263,626.

    On August 23, 1996, Mark sold $2,200,000 principal amount 7% convertible debentures due August 22, 1998 (the "Debentures"). The Debentures are convertible into shares of Common Stock at a conversion price which is the lesser of (i) $5-3/16 or (ii) 80% of the average closing bid price on the five trading days immediately preceding the date (s) of conversion. Interest on the Debentures is payable in cash or Common Stock at Mark's option.

    Absent improved operating results, Mark will be dependent on the private placement of its securities for its working capital requirements and no assurance can be given that these efforts will be successful.

    Mark presently has an effective registration statement relating to 3,368,880 shares of Common Stock issuable upon the exercise of warrants and options, the majority of which are exercise prices ranging from $2.00 to $5.00 per share. Mark will initially look to the exercise of presently outstanding warrants and options to meet working capital deficits, however, if sufficient securities are not exercised, Mark will be required to seek additional private sales of its securities, which, if available, would most likely be at discounts to the current trading price of Mark's Common Stock.

    Mark's inventory decreased to $146,305 at June 30, 1996 from $594,383 at June 30, 1995 as Mark reduced storage of raw materials due to lower sales levels.

    While Mark presented does not have any material commitments for capital expenditures, management believes that is working capital requirements for inventory and other manufacturing related costs will significantly increase with any increase in product orders.

    For the fiscal year ended June 30, 1996, Mark had negative cash flow from operating activities of $4,187,039 which is attributable to the sporadic sale of its products and the resulting losses. For the fiscal year ended June 30, 1996, Mark had positive cash flow from investing activities of $61,049 which is attributable to proceeds from the disposition of the cosmetic business offset by purchases of property and equipment. Mark has no present intention to make any acquisition which would have a material negative or positive effect on cash flow.

    For fiscal 1996, principal financing activities consisted of (i) the sale of shares of Common Stock which provided cash to Mark of approximately $4,250,000 net of costs and (ii) $29,283 of required principal payments on equipment notes.

    Cash and cash equivalents increased from $116,704 at June 30, 1995 to $263,922 at June 30, 1996 primarily due to proceeds from exercise of warrants. Working capital, increased from ($48,112) at June 30, 1995 to $675,864 at June 30, 1996 due primarily to the application of the proceeds from the exercise of warrants to reduce accounts payable.

Other Matters

    As of June 30, 1996, Mark had net operating loss carryforwards of approximately $16,000,000. Such carryforwards begin to expire in the year 2009 if not previously used. The 16,000,000 carryforward is comprised of approximately $14,000,000 which is available to offset taxable income in the tax year ending June 30, 1997. The remaining carryforward is restricted as to utilization under Section 382 of the Internal Revenue Code. Since realization of the tax benefits associated with these carryforwards is not assured, a full valuation allowance was recorded against these tax benefits as required by SFAS No. 109.
                                    -22-

Impact of Inflation and Changing Prices

     Mark has been affected by inflation through increased costs of materials and supplies, increased salaries and benefits and increased general and administrative expenses; however, unless limited by competitive or other factors Mark passes on increased costs by increasing its prices for products and services.

Item 8.  Financial Statements and Supplementary Data.

    The Financial Statements and Supplementary Data to be provided pursuant to this Item are included under Item 14 of this Report.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

                        Not Applicable.

                                   PART III

Item 10.  Directors And Executive Officers of the Registrant.

     The following table sets forth the names and ages of the members of Mark's Board of Directors and its executive officers.

Name                                      Age           Position
- ----                                      ---           --------
Carl C. Coppola(1)                        56            Chairman of the Board,
                                                        President, Chief
                                                        Executive Officer;
                                                        Chief Financial Officer

Frederick M. Bolio                        31            Vice President-
                                                        Engineering and
                                                        Manufacturing

Michael J. Rosenberg                      52            Vice President-Sales and
                                                        Marketing
Richard Branca(2)                         48            Director

Ronald E. Olszowy                         50            Director

William Westerhoff(1)                     58            Director

Michael Nafash(2)                         35            Director

- ---------------------
(1) Member of the Compensation Committee
(2) Member of the Audit Committee

     All directors hold office until the next annual meeting of shareholders of Mark (currently expected to be held during December 1996) and until their successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

Carl C. Coppola has been a Director, President and Chief Executive Officer of Mark since November 10, 1993. Prior thereto and since 1984, Mr. Coppola served in the identical capacities for MCS, Mark's predecessor company. For more than 30 years, Mr. Coppola has been President and Chief Executive Officer of Mark Lighting Fixture Co., Inc., an unaffiliated entity.


Frederick M. Bolio has been Vice President-Engineering and Manufacturing of Mark since June 23, 1994 and prior thereto was Engineering Manager of Mark since December 1991. From 1988 to November 1991 Mr. Bolio was Senior Engineer at Marino Industries Corp., a manufacturer of lightweight steel building products and components.

Michael J. Rosenberg has been Vice President- Sales and Marketing of Mark and MCS since 1990.

Richard Branca has been a Director of Mark and MCS since November 18, 1992. Since 1970 Mr. Branca has been President and Chief Executive Officer of Bergen Engineering Co., a construction company.

Ronald E. Olszowy has been a Director of Mark and MCS since
November 18, 1992. Since 1966, Mr. Olszowy has been President and Chief Executive Officer of Nationwide Bail Bonds, which provides bail, performance and fidelity bonds. Mr. Olszowy has also been President of Interstate Insurance Agency since 1980.

William Westerhoff has been a Director of Mark and MCS since November 18, 1992. Mr. Westerhoff has been retired since June 1992. Prior thereto and for more than five years Mr. Westerhoff was, a partner of Sax, Macy, Fromm & Co., certified public accountants.

Michael Nafash has been a Director of Mark since December 18,
1995.  Mr. Nafash is Chairman of the Board, President and Chief
Executive Officer of Evolutions, Inc. (OTC), an environmental oriented apparel company since February 1994. From June 1992 to June 1996, Mr. Nafash was employed by Pure Tech International,
Inc. (NASDAQ/NMS:PURT), a plastics and metal recycling company, including as Chief Financial Officer from October 1993 to March
1995. Prior thereto, Mr. Nafash was a certified public accountant with Michaels, Nafash & Georgallas and Weidenbaum Ryder & Co.

Directors' Compensation

     Directors have not received any cash compensation for serving as directors or on committees but have and will continue to be reimbursed for travel expenses incurred in attending meetings. In lieu of the cash compensation customarily paid to nonemployee directors, Mark has established a policy of granting stock options to directors exercisable at the bid price of the Common Stock on the date of grant. Except for Michael Nafash, who was granted two-year options to purchase 25,000 shares of Common Stock at $ 5.375 per share on November 15, 1995, no director received options in fiscal 1996. Future compensation policies will be reviewed annually based upon Mark's financial condition and results of operations. On September 19, 1996, each of the outside directors received five-year options to purchase 30,000 shares of Common Stock at $ 5.75 per share, the fair market value on the date of grant.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires Mark's directors, executive officers and 10% shareholders to file with the Securities and Exchange Commission reports of ownership and changes in ownership of Mark's equity securities including its Common Stock. Such persons are also required to furnish Mark with such reports.

      To Mark's knowledge during the fiscal year ended June 30, 1996, all
Section 16(a) filing requirements were satisfied except that Frederick Bolio, Vice President-Engineering and Manufacturing, did not timely file a Form 4 in connection with the sale of Common Stock in July 1995. A Form 4 for the foregoing transaction has since been filed.

Item 11.  Executive Compensation.

Summary Compensation Table

         The following table sets forth the amount of all compensation paid to Mark's Chief Executive Officer for the last three fiscal years ended June 30. No other executive officer received annual compensation in excess of $ 100,000.

================================================================================================================================
                                                                                     Long Term Compensation
                                          Annual Compensation                            Awards/Payouts
================================================================================================================================
Name and                 Year   Salary ($)   Bonus ($)   Other Annual    Restricted       Options/    LTIP         All other
Principal Position                                       Compensation    Stock Awards $   SARs #      Payouts $    Compensation
- --------------------------------------------------------------------------------------------------------------------------------
Carl Coppola,
President & CEO          1996   $275,000         -0-          -0-            -0-             -0-        -0-            -0-
                         1995   $250,000         -0-          -0-            -0-           200,000      -0-            -0-
                         1994   $225,000         -0-          -0-            -0-             -0-        -0-            -0-
===============================================================================================================================

1996 Fiscal Year End Option Values

      The following table sets forth the value of options granted to the named Executive Officers in the Summary Compensation Table above for the fiscal year ended June 30, 1996.

                         Number of Securities         Value of Unexercised
                        Underlying Unexercised        in-the Money Options
                      Options at Fiscal Year (#)     at Fiscal Year End ($)
Name                  Exercisable/Unexercisable     Exercisable/Unexercisable
- ----                  --------------------------    -------------------------

Carl Coppola                200,000 / 0                    $750,000 (1)

- -----------------------
(1) Based upon a closing sales price of $ 5-3/4 per share of Common Stock on September 24, 1996.

Employment Agreements

     Pursuant to an employment agreement expiring on March 17, 1997, Mr. Coppola received a base salary of $275,000 for fiscal 1996 and will receive a base salary of $ 300,000 in fiscal 1997. In addition Mr. Coppola is entitled to reimbursement of expenses not to exceed $15,000 annually and is provided with an automobile and maintenance and use reimbursement by Mark. In the event Mr. Coppola's employment is terminated by Mark other than for cause, Mr. Coppola will receive a lump sum payment of approximately three times his average annual salary for the preceding five years. The agreement also provides for a three year non-compete period to take effect upon the termination of Mr. Coppola's employment.

Stock Option Plan

     Under Mark's 1993 Stock Option Plan (the "Option Plan"), options to purchase up to 1,000,000 shares of Common Stock may be granted to key employees and officers of Mark or any of its subsidiaries. The Option Plan is designed to qualify under Section 422 of the Internal Revenue Code as an "incentive stock option" plan.

     As of September 24, 1996 options to purchase 366,000 shares of Common Stock have been awarded and remain outstanding under the Option Plan. To date options to purchase 80,000 shares of Common Stock have been exercised.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information with respect to each beneficial owner of 5% or more of the Common Stock, each Director of Mark, each Executive Officer of Mark who is named in the Summary Compensation Table and all Executive Officers and Directors as a group as of September 24, 1996. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, unless otherwise noted.

                                            Number of          % of Shares
                                          Shares Owned         Outstanding
                                          ------------         -----------
Carl C. Coppola
c/o Mark Solutions, Inc.
1515 Broad Street
Bloomfield, NJ  07003                      1,948,000(1)            14.3%

Joseph Salvani
1 Duran Avenue
Ridgewood, NJ  07450                       1,159,956(2)             8.6

Walter Grossman
277 North Avenue
Westport, CT 06880                           862,713(3)             6.5

William Westerhoff                            85,000(4)              (5)


Richard Branca                               335,000(6)             2.2

Ronald E. Olszowy                            135,000(4)              (5)

Michael Nafash                                73,150(7)              (5)

All Executive Officers
 and Directors as
 a group (7 persons)                       2,772,622(8)            19.5%

(1) Includes 64,800 shares held in trust for the benefit of children of Mr. Coppola. Mr. Coppola disclaims beneficial ownership of these shares. Also includes 200,000 shares of Common Stock issuable upon exercise of warrants which are presently exercisable.

(2) Includes 150,000 shares of Common Stock issuable upon exercise of warrants which are presently exercisable.

(3) Includes 112,000 shares held in trust for the benefit of two children of Mr. Grossman. Mr. Grossman disclaims beneficial ownership of these shares.

(4) Represents or includes 85,000 shares of Common Stock issuable pursuant to options which are presently exercisable.

(5) Less than 1%

(6) Includes 235,000 warrants shares of Common Stock issuable pursuant to options and warrants which are presently exercisable.

(7) Includes 17,150 shares of Common Stock owned by Evolutions, Inc., of which Mr. Nafash is Chairman, President and Chief Executive Officer. Mr. Nafash disclaims beneficial ownership of these shares. Includes 55,000 shares of Common Stock issuable upon exercise of warrants which are presently exercisable.

(8) Includes 810,572 shares of Common Stock issuable upon exercise of warrants or options which are presently exercisable.

Item 13.  Certain Relationships and Related Transactions.

     Mark purchases lighting fixtures, fabricating services and other related services from Mark Lighting Fixture Co., Inc. ("Mark Lighting"), a company wholly owned by Carl Coppola, President and Chief Executive Officer of Mark. For the fiscal year ended June 30, 1996, Mark paid Mark Lighting $ 160,294 for such goods and services.


     Mark purchased goods and fabricating services from Metalite, Inc. ("Metalite"), a company wholly owned by Carl Coppola's brother. For the fiscal year ended June 30, 1996, Mark paid Metalite $ 13,510 for such goods and services.

    In connection with Mark's Jackson, Michigan modular cell project, Bergen Engineering Co. ("Bergen Engineering"), a company owned by Mr. Branca, agreed to obtain the necessary construction bonds through its bonding company. Bergen Engineering was required to guarantee the completion of the project by Mark and the bond was obtained on November 7, 1995. As compensation for providing this guarantee, Bergen Engineering will receive five percent of the gross proceeds from the project and received two-year warrants to purchase 150,000 shares of Common Stock at $ 2.625 per share.

     Mark's President, Carl Coppola, has agreed to provide third party guarantees to the extent necessary to assist Mark in obtaining performance and completion bonds. Mr. Coppola and Mark will determine on a project by project basis the advisability and terms of providing such third party guarantees. In the event Mr. Coppola acts as guarantor under any bonds, Mark's intention is to compensate Mr. Coppola, the extent of which will be based on the facts and circumstances of the relevant project and bond.

     On November 15, 1995, Mark granted two-year options to purchase 25,000 shares of Common Stock at $ 5.375 per share to Michael Nafash in consideration of Mr. Nafash agreeing to serve on the Board of Directors.

     Management believes that each of the foregoing transactions are on terms no less favorable to Mark than could be obtained from unaffiliated third parties.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a)(1)  Consolidated Financial Statements

            - Report of Independent Accountants.........................  F-1
            - Consolidated Balance Sheets for
               June 30, 1996 and 1995...................................  F-2
            - Consolidated Statements of Operations
               for fiscal years ended June 30, 1996, 1995 and 1994......  F-4
            - Consolidated Statements of Stockholders Equity for
               fiscal years ended June 30, 1996, 1995 and 1994..........  F-5
            - Consolidated Statement of Cash Flows for fiscal years
               ended June 30, 1996, 1995 and 1994.......................  F-6
            - Notes to Consolidated Financial Statements................  F-7

   (3)  Exhibits.

                                                                    Sequential
Exhibit                                                             Page No.if
Number                  Description                                 applicable
- -------                 -----------                                 ----------

   2.     Agreement and Plan of Reorganization
          dated December 23, 1992, as amended,
          between Mark, Showcase Cosmetics,
          Inc. and Mark Acquisition Corp.
          (Incorporated by reference to Exhibit
          I to Mark's Proxy Statement/Prospectus,
          under its former name "Showcase
          Cosmetics, Inc., dated October 8, 1993
          to Form S-4 Registration Statement
          [File No. 33-61176], referred to
          herein as "Mark's Form S-4").

   3.     a) -- Certificate of Incorporation,
                as amended (Incorporated by
                reference to Exhibit 3.a) to
                Mark's Form 10-K for the fiscal
                year ended June 30, 1994)

                Mark's Form 10-K for the fiscal
                year ended June 30, 1994)

                                                     Sequential
Exhibit                                              Page No.if
Number                            Description        applicable


   3.     b) -- By-laws (Incorporated by
                reference to Showcase Exhibit
                3 b) to Mark's Form S-4)

   4.     a) -- Specimen Stock Certificate
                (Incorporated by reference to Mark
                Exhibit 4 a) to Mark's Form S-4)
          b) -- Form of Warrant Certificate
                (Incorporated by reference to Mark
                Exhibit 4 b) to Mark's Form S-4)

  10.           Material Contracts


          a) -- Employment Agreement between Mark
                and Carl Coppola (Incorporated by
                reference to Mark Exhibit 10 b) to
                Mark's Form S-4)

          b) -- Incentive Stock Option Plan
                (Incorporated by reference to
                Exhibit IV to Mark's Form S-4)

          c) -- Agreement between the State Prison of Southern Michigan and Mark dated September 20, 1994.
                (Incorporated by reference to
                Exhibit 10 h) to Mark's Form S-1)

          d) -- Agreement between New York State
                and Mark dated July 17, 1996.


  21.          Subsidiaries of Mark


  24.          Power of Attorney (included on page
               35)

  27.          Financial Data Schedule

(b)     Reports on Form 8-K.


     The following reports on Form 8-K have been filed by Mark during the quarter ended June 30, 1996:

Date of Report      Items Reported, Financial Statements
Filed               ------------------------------------
- --------------
May 28, 1996        Item 2. Acquisition or Disposition of Assets

                     Financial Statements of Simis Medical Imaging, Ltd. ("SMI") for the years ended December 31, 1995 and 1994

                     Financial Statements of SMI for the period ended March 31, 1996

                     Pro Forma Financial Information of Mark and SMI

                               POWER OF ATTORNEY

     Mark Solutions, Inc., and each of the undersigned do hereby appoint
Carl Coppola, its or his true and lawful attorney to execute on behalf of Mark Solutions, Inc. and the undersigned any and all amendments to this Report and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MARK SOLUTIONS, INC.


September 26, 1996                             By:  /s/ Carl Coppola
                                                    (Carl Coppola, Chief
                                                     Executive Officer and
                                                     President)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                         Title                      Date

/s/ Carl Coppola                  Chief Executive Officer    September 26, 1996
(Carl Coppola)                    President and Director
                                  (Principal Executive
                                  Officer and Principal
                                  Financial and
                                  Accounting Officer)


/s/ Richard Branca                Director                   September 26, 1996
(Richard Branca)


/s/ Ronald Olszowy                Director                   September 26, 1996
(Ronald E. Olszowy)


/s/ William Westerhoff            Director                   September 26, 1996
(William Westerhoff)


/s/Michael Nafash                 Director                   September 26, 1996
(Michael Nafash)

              Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders of Mark Solutions, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Mark Solutions, Inc. and Subsidiaries (a Delaware Corporation) as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mark Solutions, Inc. and Subsidiaries as of June 30, 1996 and 1995, and the results of its operations and cash flows for each of the years in the three year period ended June 30, 1996 in conformity with generally accepted accounting principles.



                                            Sax Macy Fromm & Co., PC
                                            Certified Public Accountants

Clifton, New Jersey
September 12, 1996, except for Note 1, as to which the date is September 19, 1996

                 Mark Solutions, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                    Assets

                                                          June 30, 1996                               June 30, 1995
                                                   -----------------------------                  ---------------------------
Current Assets:

 Cash and cash equivalents                         $  263,922                                      $  116,704
 Restricted cash                                      181,781                                         359,250
 Accounts receivable, less allowances of
  $5,500 in 1996 and $5,500 in 1995                   904,596                                       1,267,203
 Costs and estimated earnings in excess of
  billings on contract in progress                        --                                           66,485
 Inventories                                          146,305                                         231,290
 Other current assets                                 133,325                                          80,613
                                                 ------------                                    ------------
   Total Current Assets                                             $ 1,629,929                                    $ 2,121,545

Property and Equipment:

 Machinery and equipment                            1,472,528                                       1,263,563
 Demonstration equipment                              395,419                                         337,319
 Office furniture and equipment                       324,006                                         188,873
 Leasehold improvements                                14,254                                          95,830
 Vehicles                                              68,783                                          38,882
 Property held under capital lease                     40,929                                          56,325
                                                 ------------                                    ------------
   Total                                            2,315,919                                       1,980,792
 Less: Accumulated depreciation
       and amortization                             1,939,415                                       1,662,301
                                                 ------------                                    ------------
   Net Property and Equipment                                            376,504                                       318,491

Other Assets:

 Costs in excess of net assets
  of businesses acquired, less accumulated
  amortization of $17,495 in 1996 and
  $1,295,966 in 1995                                1,032,196                                      1,295,864
 Net assets of discontinued segment                    - - -                                         204,503
 Other assets                                          45,134                                         37,980
  Total Other Assets                            -------------          1,077,330                  ----------         1,538,347
                                                                   -------------                                 -------------
Total Assets                                                         $ 3,083,763                                   $ 3,978,383
                                                                  ==============                                 =============

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.
                                     F - 2

                     Mark Solutions, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                     Liabilities and Stockholders' Equity

                                                                       June 30, 1996                    June 30, 1995
                                                              -------------------------------     ---------------------------
Current Liabilities:

  Accounts payable                                            $  499,254                          $ 1,672,222
  Current maturities of long-term debt                            80,558                                3,932
  Current portion of obligations
    under capital leases                                           5,921                               20,020
  Due to related parties                                          45,194                              206,923
  Accrued liabilities                                            323,138                              266,560
                                                              ----------                          -----------
      Total Current Liabilities                                               $  954,065                         $ 2,169,657

Other Liabilities:

    Long-term debt excluding current maturities                   19,989                                4,382
    Long-term portion of obligations under
      capital leases                                              30,308                               15,283
                                                              ----------                          -----------
      Total Other Liabilities                                                     50,297                              19,665

Commitments and Contingencies                                                         --                                  --

Stockholders' Equity:
    Common stock, $.01 par value,
      25,000,000 shares authorized,
      13,576,315 and 11,734,801 shares
      issued and outstanding at June 30, 1996
      and 1995, respectively                                    135,762                              117,347
    Additional paid-in capital                               24,260,299                           18,773,312
    Retained earnings (deficit)                             (22,316,660)                         (17,101,598)
                                                            -----------                          -----------
     Total Stockholders' Equity                                                 2,079,401                          1,789,061
                                                                                ---------                          ---------

Total Liabilities and Stockholders' Equity                                    $ 3,083,763                        $ 3,978,383
                                                                              ===========                        ===========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                 Mark Solutions, Inc. and Subsidiaries

                 Consolidated Statements of Operations

                                                              Years Ended June 30
                                                  --------------------------------------------
                                                     1996             1995            1994
                                                  -----------       ----------      ----------
Revenues                                          $ 3,454,615      $ 6,125,573      $ 3,183,073

Costs and Expenses:
   Cost of sales                                    4,022,102        5,975,973        2,370,971
   Selling, general, and administrative expenses    3,718,886        3,872,392        3,592,081
   Research and development                                --            3,938          270,322
   Reduction in carrying value of assets              777,495        1,100,000          800,000
                                                  -----------       ----------       ----------
     Total Costs and Expenses                       8,518,483       10,952,303        7,033,374
                                                  -----------       ----------       ----------
Operating (Loss)                                   (5,063,868)      (4,826,730)      (3,850,301)
                                                  -----------       ----------       ----------
Other Income (Expenses):
   Interest income                                     23,800           17,430            5,175
   Interest expense                                   (10,490)        (103,335)         (69,924)
   Loss on disposal of property and equipment         (60,001)              --               --
                                                  -----------       ----------       ----------
     Net Other (Expenses)                             (46,691)         (85,905)         (64,749)
                                                  -----------       ----------       ----------

(Loss) Before Income Tax                           (5,110,559)      (4,912,635)      (3,915,050)

Income Tax                                                 --               --           29,460
                                                  -----------       ----------       ----------
(Loss) From Continuing Operations                  (5,110,559)      (4,912,635)      (3,944,510)
                                                  -----------       ----------       ----------
Discontinued Operations:
   Loss of Bar-Lor Subsidiaries                       (35,078)        (277,438)        (193,620)
   Loss on disposal of Bar-Lor Subsidiaries           (69,425)              --               --
                                                  -----------       ----------       ----------
     Total Discontinued Operations                   (104,503)        (277,438)        (193,620)
                                                  -----------       ----------       ----------

Net (Loss)                                       $ (5,215,062)    $ (5,190,073)    $ (4,138,130)
                                                  ===========       ==========       ==========
(Loss) per Share                                 $       (.41)    $       (.48)    $       (.47)
                                                  ===========       ==========       ==========
Weighted Average Number of Shares Outstanding      12,732,022       10,726,204        8,802,543
                                                  ===========       ==========       ==========
Dividends Paid                                    $         0       $        0       $        0
                                                  ===========       ==========       ==========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.
                                     F - 4

                     Mark Solutions, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity

                                                  Common Stock               Additional          Retained             Total
                                            -----------------------           Paid-In            Earnings         Stockholder's
                                              Shares          Amount          Capital           (Deficit)           Equity
                                            ---------       ---------       -----------        ------------       -----------
Balances June 30, 1993                      8,322,870       $  83,230       $ 11,195,359       $ (7,773,395)     $ 3,505,194

Net effect of November 10, 1993
  Reorganization                              347,139           3,470          2,057,600                 --        2,061,070
Issuance of stock through private
  placements                                1,079,768          10,797          2,932,388                 --        2,943,185
Commissions and related fees                      --              --            (335,674)                --         (335,674)
Net loss for the year ended
  June 30, 1995                                   --              --                 --          (4,138,130)      (4,138,130)
                                           ----------       ---------       ------------        ------------      -----------
Balances June 30, 1994                      9,749,777          97,497         15,849,673        (11,911,525)       4,035,645

Issuance of stock through
  private placements                        1,985,024          19,850          3,252,672                 --        3,272,522
Commissions and related fees                       --              --           (329,033)                --         (329,033)
Net loss for the year ended
  June 30, 1995                                    --              --                --          (5,190,073)      (5,190,073)
                                           ----------       ---------       ------------        ------------      -----------
Balances June 30, 1995                     11,734,801         117,347         18,773,312        (17,101,598)       1,789,061

Acquisition of Simis Medical
  Imaging, Limited on May 28, 1996            204,850           2,048          1,247,952                  --       1,250,000
Issuance of stock through
  private placements                        1,636,664          16,367          4,247,210                  --       4,263,577
Commissions and related fees                       --              --             (8,175)                 --          (8,175)
Net loss for the year ended
  June 30, 1996                                    --              --                 --         (5,215,062)      (5,215,062)
                                           ----------       ---------       ------------       -------------       -----------
Balances June 30, 1996                     13,576,315       $ 135,762       $ 24,260,299       $(22,316,660)     $ 2,079,401
                                           ==========       =========        ===========       =============     ============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                     Mark Solutions, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                                                                  Years Ended June 30
                                                                                    --------------------------------------------
                                                                                       1996            1995           1994
                                                                                    ------------    ------------    ------------
Cash Flows From Operating Activities:

  Net (loss)                                                                        $(5,215,062)    $(5,190,073)    $(4,138,130)


  Adjustments to reconcile net (loss) to net cash (used for) operating activities:

     Depreciation and amortization                                                      637,169         654,155         701,624
     Loss from discontinued operations                                                  104,503           - - -           - - -
     Reduction in carrying value of assets                                              777,495       1,100,000         800,000
     Net assets of discontinued segment                                                   - - -         277,438         193,620
     Value of warrants issued for services                                                - - -           - - -           2,000
     Loss on disposition of property and equipment                                       60,001           - - -           - - -
     (Increase) decrease in assets:
       Restricted cash                                                                  177,469        (359,250)          - - -
       Accounts receivable                                                              666,445        (895,127)          9,101
       Costs and estimated earnings in excess of billings
         on contract in progress                                                         66,485         (66,485)          - - -
       Inventories                                                                        3,334         402,174        (219,553)
       Other current assets                                                             (16,032)            418         (45,169)
       Other assets                                                                      (7,153)          1,718          (3,871)
     Increase (decrease) in liabilities:
       Accounts payable                                                              (1,336,488)        976,164         200,690
       Due to related parties                                                          (161,763)         30,408          94,332
       Accrued liabilities                                                               56,558         237,501        (106,285)
                                                                                   ------------    ------------    ------------
     Net adjustments to reconcile net (loss)
       to net cash (used for) operating activities                                    1,028,023       2,359,114       1,626,489
                                                                                   ------------    ------------    ------------
         Net Cash (Used for) Operating Activities                                    (4,187,039)     (2,830,959)     (2,511,641)
                                                                                   ------------    ------------    ------------


Cash Flows From Investing Activities:

  Additions to property and equipment                                                   (51,451)         (6,500)        (36,666)
  Proceeds from disposition of segment                                                  100,000           - - -           - - -
  Proceeds from sale of assets                                                           12,500           - - -           - - -
                                                                                   ------------    ------------    ------------

        Net Cash Provided by (Used for) Investing Activities                             61,049          (6,500)        (36,666)

                                                                                   ------------    ------------    ------------


Cash Flows From Financing Activities:

  Proceeds from related party notes payable                                               - - -           - - -       1,530,000
  Repayment of related party notes payable                                                - - -           - - -      (1,530,000)
  Repayment of notes payable for equipment and vehicles                                 (29,283)        (29,085)       (185,714)
  Borrowings on line of credit                                                           38,668           - - -           - - -
  Advances from officers and stockholders                                                 - - -         400,000           - - -
  Repayment of advances from officers and stockholders                                    - - -        (400,000)          - - -
  Payment of offering costs and commissions                                              (8,175)       (329,033)       (258,080)
  Payment of registration costs                                                           - - -           - - -        (361,316)
  Proceeds from issuance of common stock                                              4,263,577       3,272,524       2,943,185
  Cash acquired in business combination                                                   8,421           - - -           - - -
                                                                                   ------------    ------------    ------------
        Net Cash Provided by Financing Activities                                     4,273,208       2,914,406       2,138,075
                                                                                   ------------    ------------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents                                    147,218          76,947        (410,232)

Cash and Cash Equivalents at Beginning of Year                                          116,704          39,757         449,989
                                                                                   ------------    ------------    ------------

Cash and Cash Equivalents at End of Year                                           $    263,922    $    116,704    $     39,757
                                                                                   ============    ============    ============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                 Mark Solutions, Inc. and Subsidiaries

              Notes to Consolidated Financial Statements

Note 1 - Management Plans and Subsequent Events:

       Mark Solutions, Inc.'s (the Company) modular cell products represent an alternative to traditional construction methods, and penetration into the construction market has met resistance typically associated with a new, unfamiliar product. Accordingly, the Company has been and will continue to be subject to significant sales fluctuations until its modular cell technology receives greater acceptance in the construction market, which management believes will occur as new projects are awarded and completed.

       In May 1996, the Company acquired Simis Medical Imaging, Limited, the entity which developed the IntraScan II software, to more effectively control the development and marketing strategy. In addition, the Company has entered into a software supplier agreement with Data General Corporation, a large computer hardware and integration provider, pursuant to which Data General will include the IntraScan II PACS software program in proposals to health care institutions. Although no assurances can be given, management believes that these actions will improve the effectiveness of its marketing plan and will enable the Company to generate revenues.

       The Company's working capital requirements have historically exceeded its working capital from operations. Accordingly, the Company has been dependent, and absent significant improvements in operations, will continue to be dependent on the infusion of new capital in the form of equity or debt financing. From July 1, 1995 through September 19, 1996, the Company sold 1,636,664 shares of Common Stock pursuant to the exercise of warrants, resulting in gross proceeds of $4,263,626. In addition, on August 23, 1996, the Company sold $2,200,000 principal amount 7% convertible debentures due August 22, 1998.

       The Company has an effective registration statement relating to 3,368,880 shares of Common Stock issuable upon the exercise of warrants and options. The Company will initially look to the exercise of presently outstanding warrants and options to meet working capital deficits, however if sufficient securities are not exercised, the Company will consider additional private sales of its securities.

       On July 17, 1996, the Company was awarded a contract from the State of New York which management anticipates will generate revenues of approximately $50,000,000 over the three year period ending December 31, 1999, although there is no minimum or maximum contract amount. Management believes that the additional exposure resulting from the completion of the Jackson, Michigan project and the projects generated from the New York State contract will be beneficial in the Company's market penetration efforts.

       In addition to the New York State agreement, as of September 19, 1996 the Company has uncompleted modular cell contracts of $2,619,362. Furthermore, the Company has outstanding bids for five modular cell projects aggregating approximately $ 4,490,000 and is scheduled to bid on 19 modular cell projects aggregating approximately $40,400,000 through December 31, 1996, although no assurances can be given that any of these projects will be awarded to the Company.

       The Company believes the existing modular cell contracts, presently available working capital, projected modular cell contracts and other financial developments will result in improved operating results and generate sufficient working capital through fiscal 1997.

Note 2 - Summary of Significant Accounting Policies:

       A. Nature of Business - The Company is a Delaware corporation which operates its various businesses through wholly-owned subsidiaries and a division.

            The Company is engaged in the design, manufacture, assembly and/or distribution of (i) modular steel cells for housing of the general prison population as well as for use as infectious disease isolation units for correctional institutions and health care facilities, (ii) a self-contained treatment booth for communicable diseases, and
            (iii) diagnostic support and archiving computer systems marketed under the name "IntraScan".

       B. Basis of Consolidation - The consolidated financial statements include the accounts of Mark Solutions, Inc. and all of its wholly owned Subsidiaries, MarkCare Medical Systems, Inc., and Simis Medical Imaging, Limited. The operations of Simis Medical Imaging, Limited are included in the accompanying consolidated financial statements from the date it was acquired, May 28, 1996.

       C. Revenue Recognition - Revenues are recorded at the time services are performed or when products are shipped except for manufacturing contracts which are recorded on the percentage-of-completion method which measures the percentage of costs incurred over the estimated total costs for each contract. This method is used because management considers incurred costs to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The Company provides an allowance for bad debts and returns based upon its historical experience. The allowance for bad debts is charged as a general and administrative expense.


       D. Cash Equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

       E. Inventories - Inventories are valued at the lower of cost or market on a first-in, first-out basis. The Company evaluates the levels of inventory based on historical movement and current projections of usage of the inventory. If this evaluation indicates obsolescence and or slow movement, the Company would record a reduction in the carrying value by the amount the cost basis exceeded the estimated net realizable value of the inventory.

       F. Property and Depreciation - All property and equipment items are stated at cost. Leasehold improvements are amortized under the straight-line method. Substantially all other items are depreciated under straight line and accelerated methods. Depreciation and amortization is provided in amounts sufficient to write-off the cost of depreciable assets, less salvage value, over their estimated useful lives.

       G. Costs in Excess of Net Assets of Businesses Acquired - In connection with the acquisition of MarkCare Medical Systems, Inc. and Simis Medical Imaging, Limited (see Note 3), the excess acquisition cost over the fair value of net assets of businesses acquired is being amortized using the straight-line method over five years.

            The Company periodically reviews the carrying amounts of costs in excess of net assets of businesses acquired. If events or changes in circumstances indicate that the amount of the net assets may not be recoverable, based on information available to the Company at that time, including current and projected cash flows, an appropriate adjustment is charged to operations (see Note 4).

            Amortization expense charged to operations for the years ending June 30, 1996, 1995, and 1994 was $535,863, $539,879, and $531,783,
            respectively.

       H.   Income Taxes - Deferred income taxes are recognized for tax consequences of "temporary differences" by applying enacted statutory tax rates, applicable to future years, to differences between the financial reporting and the tax basis of existing assets and liability. Deferred taxes are also recognized for operating losses that are available to offset future taxable income.

       I. Loss Per Share of Common Stock - Loss per share is based on the weighted average number of shares of common stock outstanding during each year. Outstanding stock options and warrants are not included in the computation since such items are anti-dilutive. Loss per share for periods prior to the reorganization (see Note 3) have been restated to reflect the number of shares received. A single presentation of loss per share is shown on the accompanying financial statements since there is no difference between the primary and fully diluted computations.

       J. Research and Development Expenses - Research and development expenses consist of expenditures for research conducted by the Company and payments made under contracts with consultants. All research and development costs are expensed as incurred.

       K. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the report period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Company. Therefore, actual amounts could differ from these estimates.

       L. Reclassifications - Certain prior year amounts have been reclassified to conform with the current year's presentation.

Note 3 - Acquisition:

       On May 28, 1996, the Company acquired all of the capital stock of Simis Medical Imaging, Limited, a privately held British company (SMI) for $1,250,000 payable in the Company's common stock. SMI is the developer of the IntraScan II system which the Company has been marketing under an exclusive dealer agreement covering North and South America. The common stock will be issued pursuant to Regulation S promulgated under the Securities Act of 1933. The consideration paid by the Company was established through arms-length negotiations between the Company and the SMI shareholders and was based on the potential revenues management believes SMI and the related IntraScan II system sales will generate.

       At the initial closing, the Company issued an aggregate of 108,696 shares of common stock representing $625,000 of the purchase price. The balance of the purchase price will be paid in common stock on November 28, 1996 and the number of shares to be issued will be calculated by dividing $625,000 by the closing sales price of the common stock on November 25, 1996; provided, however, the maximum number of shares to be issued by the Company is 1,000,000. The June 30, 1996 consolidated financial statements reflect the balance of the purchase price at the market value of the Company's common stock at June 30, 1996. The number of shares issued will be adjusted for any fluctuation in the market price.

Note 4 - Reduction in Carrying Value of Assets:

       As discussed in Note 3, the Company acquired the stock of SMI, the developer of the Intrascan II system. In connection with this acquisition, the Company has determined to focus its marketing efforts on the Intrascan II technology. As a result of this decision, during the fourth quarter the Company charged operations with approximately $777,000 to write off the excess net assets of businesses acquired as resulting from its acquisition of the Intrascan I technology.

Note 5 - Related Party Transactions:

       The Company purchases materials and is reimbursed for various expenses from Mark Lighting Fixture Co., Inc. (Mark Lighting), an entity owned by the Company's president, and Metalite, Inc. (Metalite), an entity owned by the brother of the Company's president. In addition, the Company has engaged the consulting service of Laborstat, Inc. (Laborstat), an entity owned by the Company's president.

     The following related party transactions are included in the Company's operations:

                                                 Year Ended June 30
                                   -----------------------------------------
                                     1996             1995            1994
                                   --------         --------        --------
     Purchases                     $105,512         $162,291        $ 72,684
     Expense reimbursement         $ 93,125         $ 48,734        $ 48,432
     Consulting services           $     --         $  6,615        $103,342



     As a result of current and prior years' transactions, the Company has net balances due to (from) the following related parties which will be settled in the ordinary course of business:

                                                    June 30
                                          --------------------------
                                             1996             1995
                                          --------          --------
     Mark Lighting Fixture Co., Inc.      $(16,225)         $ 64,461
     Metalite, Inc.                        (27,078)              687
     Laborstat, Inc.                        (1,505)           52,095
     Brookehill Equities                        --            45,000
     Other shareholders                     90,002            44,680
                                          --------          --------
       Due to Related Parties             $ 45,194          $206,923
                                          ========          ========

     The Company utilizes the underwriting and financial consulting services of Brookehill Equities (Brookehill), a company affiliated with a shareholder of the Company. For the years ended June 30, 1996, 1995 and 1994 fees paid to Brookehill were $-0-, $321,683, and $142,680, respectively. In February 1995 this shareholder, purchased from the Company 91,071 units for $3.50 per unit. Each unit consists of two shares of common stock and one two-year warrant to purchase an additional share of common stock for $2.00.

     On January 16, 1995 the Company received $400,000 and issued 10% promissory notes payable to its chief executive officer with principal and interest due on March 31, 1995. These notes were secured by a first priority security interest in the Company's assets. As further consideration for the promissory notes, the Company issued warrants to purchase 200,000 shares of the Company's common stock at $2.50 per share with the warrants expiring on January 20, 1997. On February 23, 1995, these promissory notes were repaid with interest.

     A member of the Company's Board of Directors provided bonding services for the Company's Michigan contract. As consideration for these services, the Director's company, Bergen Engineering, Co. received a 5% commission on the gross revenue of the contract and warrants to purchase 150,000 shares of the Company's common stock at $2.625 per share with the warrants expiring on November 3, 1996. As of June 30, 1996 and 1995, fees paid to Bergen Engineering Co., were $120,061 and $213,076, respectively.

     In October 1994, a director of the Company, purchased from the Company 50,000 shares of common stock for an aggregate of $131,250, subject to adjustment based upon subsequent private placements. Based on sale of units in January and February 1995 the director received an additional 15,000 shares of common stock.

     On April 26, 1995, each of the Company's non-employee directors were granted two-year options to purchase 25,000 shares of common stock at $3.25 per share. In addition, on November 15, 1995 a recently elected director was granted two-year options to purchase 25,000 of common stock at $5.375 per share

     On May 9, 1994, Salvani Investments, Inc., a company owned by a shareholder of the Company, was granted warrants to purchase 150,000 shares of common stock at a purchase price of $5.00 per share as compensation for investment banking and consulting services. In February 1995, the owner purchased from the Company 91,071 units for $3.50 per unit. Each unit consists of two shares of common stock and one two-year warrant to purchase an additional share of common stock for $2.00.

Note 6 - Inventories:

     Inventories consist of the following:

                                                   June 30
                                           -----------------------
                                             1996           1995
                                           --------       --------
     Raw materials                         $127,477       $112,060
     Finished goods                          18,828        119,230
                                           --------       --------
       Total Inventories                   $146,305       $231,290
                                           ========       ========


Note 7 - Contract in Progress:

     Costs, estimated earnings, and billings on the contract in progress is summarized as follows:

                                                         June 30
                                                ---------------------------
                                                  1996              1995
                                                ----------       ----------
     Cost incurred on uncompleted contract      $       --       $4,125,591
     Estimated earnings                                 --          202,410
                                                ----------       ----------
       Total                                            --        4,328,001
     Less: Billings to date                             --        4,261,516

                                                ----------       ----------
       Cost and estimated earnings in excess
        of billings on contract in progress     $       --       $   66,485
                                                ==========       ==========

Note 8 - Other Current Assets:

     The other current assets consist of:

                                                          June 30
                                                 ------------------------
                                                   1996             1995
                                                 --------         -------
     Prepaid expenses                            $ 97,755         $60,357
     Loans and exchanges                           35,570          20,256
                                                 --------         -------
         Total                                   $133,325         $80,613
                                                 ========         =======

Note 9 - Long-Term Debt:

     A.  Long-term debt consist of the following:

                                                       June 30
                                                 ---------------------
                                                  1996           1995
                                                 ------         ------
     Note payable, due in monthly installments
     of $387, including interest at 10.9%;
     due June 1997; secured by a vehicle         $4,383         $8,314
     Less:  Current Portion                       4,383          3,932
                                                 ------         ------
     Long-term debt excluding current portion    $   --         $4,382
                                                 ======         ======

     B. Line of Credit - SMI has available a U.K. Pound 70,000 line of credit agreement for working capital requirements. The line is collateralized by the personal residence of SMI's managing director. Outstanding borrowing accrue interest at 10.5%. In connection with the acquisition of SMI, the Company has agreed to negotiate with the lender to remove the managing director's personal liability under this credit facility. Outstanding borrowings as of June 30, 1996 were U.K. Pound 69,414.

Note 10 - Accrued Liabilities:

     The accrued liabilities consist of:

                                                          June 30
                                                 -------------------------
                                                   1996            1995
                                                 --------         --------
     Salaries                                    $166,190         $206,651
     Other                                        156,950           59,909
                                                 --------         --------
        Total                                    $323,140         $266,560
                                                 --------         --------

Note 11 - Stockholders' Equity:

1993 Stock Option Plan:

     On November 10, 1993 the Company adopted a Stock Option Plan. The Plan is administered and terms of option grants are established by the Board of Directors. Under the terms of the plan, options to purchase 1,000,000 shares of common stock may be granted to key employees. Options become exercisable as determined by the Board of Directors and expire over terms not exceeding ten years from the date of grant, three months after termination of employment, six months after death or one year in the case of permanent disability of the optionee. The option price for all shares granted under the Plan is equal to the fair market value of the common stock at the date of grant, as determined by the Board of Directors, except in the case of a ten percent shareholder where the option price shall not be less than 110% of the fair market value at the date of grant.


     The following information relates to shares under option and shares available for grant under the Plan:

                                                            June 30
                                             ----------------------------------
                                                 1996        1995        1994
                                             -----------  -----------   -------
     Outstanding at beginning of year            523,000      367,500        --
     Granted                                          --      200,500   367,500
     Cancelled                                   (76,000)     (45,000)       --
     Exercised                                   (80,000)          --        --
                                             -----------  -----------   -------
     Outstanding at end of year                  367,000      523,000   367,500
                                             ===========  ===========   =======

     Available for issuance under the Plan       432,500      432,500   632,500
     Per Share prices of outstanding options $3.25-$4.00  $3.25-$4.00     $4.00
     Shares subject to exercisable option        367,000      523,000       -0-

Stock Warrants:

     Outstanding warrants are as follows:

                                                        June 30
                                         --------------------------------------
                                             1996         1995         1994
                                         ------------ ------------ ------------
Warrants outstanding at beginning
   of year                              4,848,859     3,147,838     1,452,118
Issued during the year                    615,000     1,702,021     2,240,666
Exercised                              (1,456,979)       (1,000)     (408,875)
Expired                                   (73,000)           --      (136,071)
                                     ------------  ------------  ------------
Warrants Outstanding at End of Year     3,933,880     4,848,859     3,147,838
                                     ============  ============  ============
     Exercise Price                  $2.00-$15.00  $1.00-$15.00  $1.00-$15.00


     The above warrants are currently exercisable into 3,933,880 shares of the Company's common stock.

Note 12 - Leases:

       A.   Facility Leases:

            The Company occupies its offices pursuant to a lease expiring in December 1998. Beginning October 1, 1996, the Company will conduct its manufacturing operations pursuant to an operating lease expiring November 15, 2004. Under the terms of these leases, the Company is obligated to pay maintenance, insurance, and its allocable share of real estate taxes.

            Future minimum rental payments under these operating leases are as follows:

            Year Ended June 30
            ------------------
                 1997                                                $  216,805
                 1998                                                   260,365
                 1999                                                   217,302
                 2000                                                   174,240
                 2001 and thereafter                                    217,800
                                                                    -----------
                                                                    $ 1,086,512
                                                                    ===========

            Rent expense for the years ending June 30, 1996, 1995, and 1994, was $205,586, $179,976, and $44,556, respectively.

       B.   Capital Leases:

            The Company leases certain equipment under capital leases with expiration dates ranging from February 1996 through April 2000.

            Future minimum lease payments are as follows:

            Year Ended June 30
            ------------------
                 1997                                                  $  13,857
                 1998                                                     13,857
                 1999                                                     13,857
                 2000                                                     12,823
                 2001                                                      2,551
                                                                        --------
            Total future minimum lease payments                           56,945
            Less: Amount representing interest                            20,716
                                                                        --------
            Present value of net future minimum lease payments            36,229
            Less:  Current portion of obligations under
                   capital leases                                          5,921
                                                                        --------

            Long-term portion of obligations under capital
                   leases                                               $ 30,308
                                                                        ========
                                    F - 15

Note 13 - Commitments and Contingencies:

       The Company has entered into an employment agreement with its chief executive officer which expires on March 18, 1997. In connection with the acquisition of SMI (see Note 3), a former shareholder of SMI has entered into a three-year employment agreement with SMI which provides (i) an annual salary of U.K. Pounds 60,000 in the initial year with U.K. Pounds 5,000 increases in the succeeding two years and (ii) an amount bonus equal to 10% of the post tax profits of SMI. The remaining aggregate commitment for future salaries as of June 30, 1996, excluding bonuses, is approximately $539,000.

       The Company maintains cash balances at several financial institutions located in New Jersey. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of June 30, 1996 and 1995, the Company's uninsured cash balances totalled $417,000 and $672,000, respectively.

       The Company has restricted cash of $181,781 and $359,250 at June 30, 1996 and 1995, respectively, to support open letters of credit and certain contract commitments. These restrictions will lapse within the current period.

       In January 1995, the Company and Mark Lighting, as co-defendants, were served with a summons and complaint filed in the Supreme Court of New York State, Westchester County. Plaintiffs allege damages in the sum of $10,000,000 based upon breach of sales and consulting agreements regarding modular steel cells.

       The Company believes the suit is totally without merit, both in terms of the facts of the case and the damages alleged, and is defending the action vigorously. The Company has answered and counterclaimed for $2,200,000 in damages based upon fraud and misrepresentations, by plaintiffs. Discovery in this case has been completed and the case has been placed on the trial calendar. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any loss that may result from the resolution of this matter has been made in the accompanying financial statements.

Note 14 - Income Taxes:

       As of June 30, 1996, the Company has Federal net operating loss carryforwards of approximately $16,000,000. Such carryforwards begin to expire in 2009 if not previously used. The $16,000,000 carryforward is comprised of approximately $14,000,000 which is available for utilization in the tax year ending June 30, 1997. The remaining $2,000,000 carryforward is restricted as to utilization subject to the provisions of Internal Revenue Code Section 382. Since realization of the tax benefits associated with these carryforwards is not assured, a full valuation allowance was recorded against these tax benefits as required by SFAS No. 109.

Note 15 - Discontinued Operations:

       On November 10, 1993, Showcase Cosmetics, Inc. (Showcase), the parent company of the Bar-Lor Subsidiaries, and the Company consummated a Reorganization (the "Reorganization") pursuant to a Plan of Reorganization dated December 23, 1992, as amended.

       Pursuant to the Reorganization, Showcase acquired all of the assets, subject to substantially all of the liabilities of the Company for 8,363,836 shares of common stock which represented 96% of the outstanding shares of common stock of Showcase. The Reorganization was, in substance, an acquisition of Showcase by the Company, as the control of Showcase transferred from the management of Showcase to the management of the Company.

       The Reorganization was accounted for using the purchase method of accounting. The purchase price of $2,613,292 plus expenses associated with the transaction exceeded the net assets acquired, resulting in $1,336,604 which was assigned to costs in excess of net assets of businesses acquired. The Company charged operations with $1,100,000 and $800,000 as a reduction in the segments carrying value of its assets in the quarters ended June 30, 1995 and 1994, respectively.

       On October 13, 1995, the Company disposed of the Bar-Lor Subsidiaries, whose principal services were the packaging and distribution of cosmetics products. The assets of the segment sold consist primarily of cash, accounts receivable, inventories, and machinery and equipment.

       Operating results of the segment for the period July 1, 1994 through October 13, 1995 are shown separately in the accompanying consolidated statements of operations. The consolidated statements of operations for June 30, 1995 and 1994 have been restated and the operating results of the segment are shown separately.

       Revenues of the segment for the period July 1, 1995 through October 13, 1995 and for the years ended June 30, 1995 and 1994 were $166,989, $917,934, and $812,374, respectively. These amounts are not included in the accompanying consolidated statements of operations.

       Assets and liabilities of the segment disposed of consisted of the following:




                                                                                                  June 30
                                                                      October 13,        -----------------------------
                                                                         1995               1995               1994
                                                                      ----------         ----------         ---------
Cash                                                                   $  16,513          $  50,580         $   64,207
Accounts receivable, net                                                   6,291            (10,485)            76,270
Inventories                                                              346,104            363,093          1,083,118
Other current assets                                                      11,434              5,251             62,798
Machinery and equipment, net                                              29,335             33,499             67,140
Other                                                                     17,880             17,880             24,864
                                                                       ---------           --------          ---------
                                                                         427,557            459,818          1,378,397
                                                                       ---------           --------          ---------
Accounts payable                                                         234,145            239,199            259,616
Accrued expenses                                                           8,987             16,116             38,563
Notes payable                                                             15,000              - - -              - - -
                                                                       ---------          ---------          ---------
                                                                         258,132            255,315            298,179
                                                                       ---------          ---------        -----------
Net Assets of Discontinued Segment                                       169,425          $ 204,503        $ 1,080,218
Less:  Loss on disposition of segment                                     69,425          =========        ===========
                                                                       ---------
Net Proceeds From Disposition of Segment                               $ 100,000
                                                                       =========

Note 16 - Supplemental Cash Flow Information:

       A.   Cash paid during the year:



                                                                              Year Ended June 30
                                                                      --------------------------------------
                                                                        1996            1995           1994

                                                                      --------        --------        -------
            Interest                                                  $  9,581        $ 12.615        $ 91,254
                                                                      ========        ========        ========
            Income taxes                                              $  - - -        $  - - -        $ 29,460
                                                                      ========        ========        ========


       B. During the year ending June 30, 1995 the Company acquired certain equipment with an aggregate cost of $56,325 under capital lease obligations.

Note 17 - Segment Information:

       The Company's two industry segments are the design and manufacture of modular steel prison cells for the corrections industry and the distribution of treatment booths and IntraScan Systems to the medical industry. The following is a summary of selected consolidated financial information for the Company's industry segments:

                                                                                        June 30
                                                                   -------------------------------------------------
                                                                        1996               1995               1994
                                                                    ------------       -----------        ----------
Revenues:
       Modular steel products                                       $  3,256,574       $  5,949,490       $  2,938,051
       Medical products                                                  198,041            176,083            245,022
                                                                    ------------       -----------        ------------
            Total                                                   $  3,454,615       $  6,125,573       $  3,183,073
                                                                    ============       ============       ============
Operating Loss:
       Modular steel products                                       $ (4,508,406)      $ (3,055,631)      $ (2,368,708)
       Medical products                                                 (555,462)          (671,099)          (681,593)
       Reduction in carrying value                                         - - -         (1,100,000)          (800,000)
                                                                    ------------       ------------        -----------
            Total                                                   $ (5,063,868)      $ (4,826,730)      $ (3,850,301)
                                                                    ============       ============        ===========
Identifiable Assets:
       Modular steel products                                       $  1,317,620       $  3,505,085       $  3,533,195
       Medical products                                                1,766,143            268,795            340,238
       Discontinued operation                                              - - -            204,503          1,080,218
                                                                    ------------        -----------        -----------
            Total                                                   $  3,083,763       $  3,978,383       $  4,953,651
                                                                    ============        ===========        ===========

       For the year ended June 30, 1996, one customer accounted for 70% of total revenues. Revenues from one customer accounted for 60% of total revenues during the year ended June 30, 1995. For the year ended June 30, 1994, one customer accounted for 71% of total revenues. As of June 30, 1996, one customer accounted for 34% of trade receivables.