Form 10-Q
period 1996-09-30
MARK SOLUTIONS INC
filed 1996-11-14
CIK 807397

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         September 30, 1996
                               -------------------------------------

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number:              0-17118
                       ------------------------------------

                              Mark Solutions, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                        11-2864481
  ----------------------------                      ----------------------------
 (State or Other Jurisdiction                            (I.R.S. Employer
      of Incorporation)                                  Identification No.)

Parkway Technical Center
1515 Broad Street
Bloomfield, New Jersey                                         07003
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code:        (201) 893-0500
                                                    ----------------------------

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Common Stock, $ .01 par value: 13,501,159 shares outstanding as of November 13, 1996.

                              MARK SOLUTIONS, INC.
                                    Form 10-Q
                                       for
                        Quarter Ended September 30, 1996

                                      Index

Part I.       Financial Information                        Page No.

Item 1. Financial Statements

        Consolidated Balance Sheets as of
         September 30, 1996 and June 30, 1996 ........        3

         Consolidated Statements of Operations
         for the Three Months Ended
         September 30, 1996
         and September 30, 1995 ......................        5

        Consolidated Statements of Cash Flows
         for the Three Months Ended September 30,
         1996 and September 30, 1995 .................        6

        Notes to Consolidated Financial Statements ...        7

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations ..................................        8

Part II.       Other Information

Item 6. Exhibits and Reports on Form 8-K .............       11

               Signatures                                    11

                      Mark Solutions, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                     Assets

                                                     September 30, 1996         June 30, 1996
                                                    ----------------------  ----------------------
Current Assets:
   Cash and cash equivalents                        $1,555,879              $  263,922
   Restricted cash                                     183,688                 181,781
   Accounts receivable                                 862,100                 904,596
   Inventories                                         334,872                 146,305
   Other current assets                                161,805                 133,325
                                                    ----------              ----------
    Total Current Assets                                        $3,098,344              $1,629,929

Property and Equipment:
   Machinery and equipment                           1,472,528               1,472,528
   Demonstration equipment                             436,349                 395,419
   Office furniture and equipment                      340,978                 324,006
   Leasehold improvements                               14,254                  14,254
   Vehicles                                             62,283                  68,783
   Property held under capital lease                     - - -                  40,929
                                                    ----------              ----------
    Total                                            2,326,392               2,315,919
   Less:  Accumulated depreciation
         and amortization                            1,966,697               1,939,415
                                                    ----------              ----------
    Net Property and Equipment                                     359,695                 376,504

Other Assets:
   Costs in excess of net assets of
     businesses acquired, less accumulated
     amortization of $69,980 as of September 30,
     1996 and $17,495 as of June 30, 1996              979,711               1,032,196
   Debt issue costs, less accumulated amortization
     of $6,780 as of September 30, 1996                155,920                   - - -
   Other assets                                         79,549                  45,134
                                                    ----------              ----------
    Total Other Assets                                           1,215,180               1,077,330
                                                                ----------              ----------

Total Assets                                                    $4,673,219              $3,083,763
                                                                ==========              ==========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.
                                       -3-

                      Mark Solutions, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                      Liabilities and Stockholders' Equity

                                                         September 30, 1996              June 30, 1996
                                                    ---------------------------   ----------------------------
Current Liabilities:
   Accounts payable                                 $    554,135                  $    499,254
   Short term borrowings                                 107,431                        69,414
   Current maturities of long-term debt                   16,533                        11,144
   Current portion of obligations
     under capital leases                                  - - -                         5,921
   Due to related parties                                150,123                        45,194
   Accrued liabilities                                   325,503                       323,138
                                                    ------------                  ------------
      Total Current Liabilities                                    $  1,153,725                   $    954,065

Other Liabilities:
   Long-term debt excluding current maturities         2,246,794                        19,989
   Long-term portion of obligations under
     capital leases                                        - - -                        30,308
                                                    ------------                  ------------
      Total Other Liabilities                                         2,246,794                         50,297

Commitments and Contingencies                                             - - -                          - - -

Stockholders' Equity:
   Common stock, $.01 par value,
     25,000,000 shares authorized,
     13,603,857 shares issued and
     outstanding at September 30, 1996
     and 13,576,315 shares issued and
     outstanding at June 30, 1996                        136,037                       135,762
   Additional paid-in capital                         24,287,495                    24,260,299
   Retained earnings (deficit)                       (23,150,832)                  (22,316,660)
                                                    ------------                  ------------
      Total Stockholders' Equity                                      1,272,700                      2,079,401
                                                                   ------------                   ------------


Total Liabilities and Stockholders' Equity                         $  4,673,219                   $  3,083,763
                                                                   ============                   ============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.
                                       -4-

                      Mark Solutions, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                         Three Months Ended   Three Months Ended
                                         September 30, 1996   September 30, 1995
                                             ------------          ------------

Revenues:
  Sales                                      $    309,358          $  1,967,056
                                             ------------          ------------

Costs and Expenses:
  Cost of sales                                   241,552             2,097,099
  Selling, general and administrative
   expenses                                       886,043             1,014,440
                                             ------------          ------------
    Total Costs and Expenses                    1,127,595             3,111,539
                                             ------------          ------------

Operating (Loss)                                 (818,237)           (1,144,483)
                                             ------------          ------------

Other Income (Expense)
  Interest expense                                (23,997)               (2,881)
  Interest income                                   9,682                 6,320
  Loss on disposal of asset                        (1,620)                - - -
                                             ------------          ------------
    Net Other Income (Deductions)                 (15,935)                3,439
                                             ------------          ------------

(Loss) From Continuing Operations                (834,172)           (1,141,044)
                                             ------------          ------------

Discontinued Operations:
  Loss of cosmetics segment                         - - -               (35,078)
  Estimated loss on disposal of cosmetics
   segment                                          - - -               (69,425)
                                             ------------          ------------
    Total Discontinued Operations                   - - -              (104,503)
                                             ------------          ------------

Net (Loss)                                   $   (834,172)         $ (1,245,547)
                                             ============          ============

(Loss) Per Share                             $       (.06)         $       (.10)
                                             ============          ============


Weighted Average Number of Shares
 Outstanding                                   13,584,604            11,880,417
                                             ============          ============

Dividends Paid                               $        -0-          $        -0-
                                             ============          ============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                      Mark Solutions, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                           Three Months Ended           Three Months Ended
                                                           September 30, 1996           September 30, 1995
                                                        -------------------------   -------------------------
Cash Flows From Operating Activities:
   Net (loss)                                                         $  (834,172)                $(1,245,547)
   Adjustments to reconcile net (loss) to
    net cash (used for) operating activities:
      Depreciation and amortization                     $    89,927                 $   148,148
      Loss on disposal of asset                               1,620                       - - -
      (Increase) decrease in assets:
        Restricted cash                                      (1,907)                    198,261
        Accounts receivable                                  42,496                     322,401
        Cost and estimated earnings in excess of
          billings on contract in progress                    - - -                    (406,078)
        Inventory                                          (188,567)                   (105,134)
        Other current assets                                (28,480)                    (16,193)
        Other assets                                        (34,415)                      - - -
      Increase (decrease) in liabilities:
        Accounts payable                                     54,881                      83,711
        Due to related parties                              104,929                    (179,327)
        Accrued liabilities                                   2,365                      16,789
                                                        -----------                 -----------
      Net adjustments to reconcile net (loss)
        to net cash (used for) operating activities                        42,849                      62,578
                                                                      -----------                 -----------
         Net Cash (Used for) Operating Activities                        (791,323)                 (1,182,969)

Cash Flows From Investing Activities:
   Net assets of discontinued segment                         - - -                     104,503
   Acquisition of property and equipment                    (16,973)                      - - -
   Proceeds from sale of property and equipment               1,500                       - - -
                                                        -----------                 -----------
         Net Cash Provided by (Used for)
           Investing Activities                                           (15,473)                    104,503


Cash Flows From Financing Activities:
   Proceeds from issuance of convertible debt             2,200,000                       - - -
   Increase of short term borrowings                         38,017                       - - -
   Repayment of notes payable for equipment                  (4,035)                     (7,988)
   Proceeds from issuance of common stock                    48,750                   1,881,990
   Payment of debt issue costs                             (162,700)                      - - -
   Payment of offering costs and commissions                (21,279)                      - - -
                                                        -----------                 -----------
         Net Cash Provided by Financing Activities                      2,098,753                   1,874,002
                                                                      -----------                 -----------

Net Increase in Cash                                                    1,291,957                     795,536

Cash and Cash Equivalents at Beginning of Year                            263,922                     116,704
                                                                      -----------                 -----------

Cash and Cash Equivalents at End of Period                            $ 1,555,879                 $   912,240
                                                                      ===========                 ===========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                      Mark Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 1 - Financial Statement Presentation:

         In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Mark Solutions, Inc. and Subsidiaries (the Company) as of September 30, 1996 and June 30, 1996 and the results of operations and cash flows for the three months ended September 30, 1996 and 1995.

         The accounting policies followed by the Company are set forth in the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and such notes are incorporated herein by reference.

         The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

         Certain reclassifications have been made to the current and prior year amounts to conform to the current period presentation.

Note 2 - Inventories:

   Inventories at September 30, 1996 and June 30, 1996 consist of the following:

                                             September 30, 1996  June 30, 1996
                                                -----------       ----------

Raw materials                                   $   267,898       $  127,477
Finished goods                                       66,974           18,828
                                                -----------       ----------

                                                $   334,872       $  146,305
                                                ===========       ==========

Note 3 - Convertible Debentures:

         On August 23, 1996, the Company sold $ 2,200,000 principal amount 7% convertible debentures due August 22, 1998 (the "Debentures"). The Debentures are convertible into shares of common stock at a conversion price which is the lesser of (i) $ 5-3/16 or (ii) 80% of the average closing bid price on the five trading days immediately preceding the date(s) of conversion. Interest on the Debentures is payable in cash or common stock at the Company's option. The outstanding balance of $ 2,200,000 as of September 30, 1996 is included in long-term debt excluding current maturities on the accompanying balance sheet.

         In connection with the issuance of these debentures, the Company incurred $ 162,700 of debt issue costs. These costs have been capitalized and are amortized over the term of the debentures.


Note 4 - Common Stock and Additional Paid-In Capital:

   During the three months ended September 30, 1996, the Company issued 15,000 shares of common stock as a result of exercise of warrants, receiving gross proceeds of $ 48,750.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

          Mark Solutions, Inc.'s (the "Company") results of operations, liquidity, and working capital position have been historically impacted by sporadic sales of its principal products, modular steel cells. This sales pattern is primarily the result of the construction industry's unfamiliarity with the Company's products and the emergence of competition.

         The Company's modular steel products represent an alternative to traditional concrete construction methods, and penetration into the construction market has met resistance typically associated with an unfamiliar product. Accordingly, the Company has been and will continue to be subject to significant sales fluctuations until its modular cell technology receives greater acceptance in the construction market, which management believes will occur as new projects are awarded and completed. In an attempt to achieve greater acceptance in the architectural, engineering and construction communities, the Company's internal sales and engineering personnel and its nationwide network of independent sales representatives conduct sales presentations and participate in trade shows and other promotional activities.

         The Company has expanded its marketing efforts to more aggressively pursue domestic and international joint venture and design/build development opportunities to obtain projects and improve its results of operations in efforts to return to profitability. Since January 1, 1996, the Company has reduced office staff. In addition, from January 1, 1996 until September 1996, the Company reduced factory staff and decided not to occupy factory space, but outsourced the manufacturing of its small modular cell projects to third party manufacturers, including related parties, in order to minimize losses and maintain the continuity of manufacturing products until significant orders were obtained. Management believed there was not sufficient work to justify the cost and expense of renting, maintaining and operating such space. As of October 1996 the Company reoccupied new factory facilities. The Company will continue to review its overhead and personnel expenses based on operating results and prospects.

         The Company is continually bidding on and soliciting joint venture opportunities regarding construction projects. The anticipated revenues from any of these projects, would substantially improve the Company's operating results and cash flow, although no assurances can be given that any of these projects will be awarded to the Company. On July 17, 1996, the Company was awarded a contract from the State of New York which management anticipates will generate revenues of approximately $ 50,000,000 over three years.

         In addition to the New York State agreement, the Company currently has bids pending on approximately $ 14,400,000 in projects. For the three months ended September 30, 1996, the Company submitted bids on approximately $10,950,000 in projects and continues to be under consideration for approximately $990,000 of these projects. Since October 1, 1996, the Company has submitted bids on approximately $12,800,000 in additional projects and continues to be under consideration for all of these projects.

         Through its subsidiary, MarkCare Medical Systems, Inc. ("MarkCare"), the Company continues to market its IntraScan II PACS and teleradiology systems and is forming strategic alliances with other companies with related medical products. Consistent with this marketing approach, the Company has entered into a master supplier agreement with Data General Corporation, a large computer hardware and systems integration provider with a client base of over 1,000 institutions pursuant to which Data General will include the IntraScan II PACS and teleradiology software applications in proposals to healthcare institutions. Management anticipates that the sale of the IntraScan II systems will begin to generate revenues in the calendar year ending December 31, 1997, although no assurances can be given in this regard. If the IntraScan marketing plan is successful, management believes that the revenues from resulting sales will be more constant then those of the modular steel products presently and will reduce fluctuations in the Company's results of operations and financial condition.

Results of Operations

         The substantial majority of the Company's operating revenues for the reported periods were derived from the sale of its modular cells for correctional institutions. Management believes that the sale of these modular steel products will continue to represent the substantial majority of the Company's operating revenues through March 31, 1997. For the three months ended September 30, 1996 sales of the modular steel products represented 79.4% of total revenues.

         Revenues for the three months ended September 30, 1996 decreased 84.3% to $309,358 from $1,967,056 for the comparable 1995 period. This decrease is attributed to the continued sporadic sales of its modular steel cell products as discussed in "General" and the completion of the Jackson, Michigan project.

         Cost of sales for the three months ended September 30, 1996 which consists primarily of materials, labor, supplies, and fixed factory overhead expense, decreased 88.5% to $ 241,552 from $ 2,097,099 for the comparable 1995 period due to the decrease in sales. Cost of sales as a percentage of revenues was 78.1% for the three months ended September 30, 1996 as compared to 106.6% for the comparable 1995 period. This decrease is attributable to the relatively low costs of sales of the Company's MarkCare product lines (18.0% as a percentage of revenues) as compared to the modular cell product line (74.4% as a percentage of revenues). The substantial majority of the revenues of the

MarkCare line are attributable to software sales and support services which have virtually no costs of sales. The high cost of sales associated with the modular cell products was the result of lower gross profit margins on construction contracts and losses incurred in connection with the outsourcing of projects for the three months ended September 30, 1996. For the three months ended September 30, 1996 there was relatively no fixed factory overhead expenses due to the decision not to maintain a factory for such period as compared to $ 77,866 in such expenses for the comparable 1995 period.

         Selling, general and administrative expenses for the three months ended September 30, 1996 decreased 12.7% to $ 886,043 from $ 1,014,440 for the comparable 1995. This decrease is attributable to a decrease of 33.3 % in such expenses for the three months ended September 30, 1996 as compared to the comparable 1995 period which resulted from reductions in office staff, trade show expenses, professional fees and the elimination of amortization expenses related to the IntraScan I acquisition, partially offset by the inclusion of $ 165,185 of selling, general and administrative expenses of Simis Medical Imaging, Ltd. which was acquired in May 1996.

Liquidity and Capital Resources

         The Company's working capital requirements result principally from staff and management overhead, office expense and marketing efforts. The Company's working capital requirements have historically exceed its working capital from operations due to the sporadic sales of its products. Accordingly, the Company has been dependent and, absent significant improvements in operations, will continue to be dependent on the infusion of new capital in the form of equity or debt financing although no assurance can be given that such finacing will be available. The Company expects to meet its working capital requirements from these sources through July 30, 1997. The Company has been unable to secure bank financing and, to the extent it requires additional capital, will continue to principally look to private sources.

         The Company's working capital deficits have been met through the private placement of its securities.

         On August 23, 1996, the Company sold $ 2,200,000 principal amount 7% convertible debentures due August 22, 1998 (the "Debentures"). The Debentures are convertible into shares of Common Stock at a conversion price which is the lesser of (i) $ 5-3/16 or (ii) 80% of the average closing bid price on the five trading days immediately preceding the date(s) of conversion. Interest on the Debentures is payable in cash or Common Stock at the Company's option.

         The Company presently has an effective registration statement relating to 3,368,880 shares of Common Stock issuable upon the exercise of warrants and options, the majority of which are exercise prices ranging from $ 2.00 to $ 5.00 per share. The Company will initially look to the exercise of presently outstanding warrants and options to meet working capital deficits, however, if sufficient securities are not exercised, the Company will be required to seek additional private sales of its securities, which, if available, would most likely be at discounts to the current trading price of the Company's Common
Stock.

         The Company's inventory increased to $ 334,872 at September 30, 1996 from $ 146,305 at June 30, 1996 as the Company increased purchases to satisfy its raw materials needs for certain projects beginning production.

         Cash and cash equivalents increased from $ 263,922 at June 30, 1996 to $ 1,555,879 at September 30, 1996 primarily due to proceeds from the Debenture placement. Working capital increased to $ 1,944,619 from $ 675,864 at June 30, 1996 primarily due to proceeds from the Debenture placement.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.              Exhibit Description
-----------              -------------------------

27.1                     Financial Data Schedule


                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Date:   November 14, 1996

                                        MARK SOLUTIONS, INC.


                                        By:    /s/ Carl Coppola
                                           -------------------------------------
                                            Carl Coppola- President,
                                             Chief Executive Officer
                                             and Chief Financial Officer