Form 10-Q
period 1996-12-31
MARK SOLUTIONS INC
filed 1997-02-14
CIK 807397

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:         December 31, 1996

       _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to
                                      ----------------  -----------------


       Commission File Number:             0-17118
                               --------------------------------

                             Mark Solutions, Inc.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                      11-2864481
-----------------------------------             --------------------------------
      (State or Other Jurisdiction                     (I.R.S. Employer
              of Incorporation)                       Identification No.)

Parkway Technical Center
1515 Broad Street
Bloomfield, New Jersey                                          07003
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code:         (201) 893-0500
                                                         ----------------------

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

Common Stock, $ .01 par value: 14,616,282 shares outstanding as of February 13, 1997.

                             MARK SOLUTIONS, INC.

                                   Form 10-Q
                                      for

                        Quarter Ended December 31, 1996

                                     Index

Part I.    Financial Information                         Page No.

Item 1. Financial Statements

        Consolidated Balance Sheets as of
         December 31, 1996 and June 30, 1996 ........        3

        Consolidated Statements of Operations
         for the Six Months Ended
         December 31, 1996 and December 31, 1995 ....        5

        Consolidated Statements of Cash Flows
         for the Six Months Ended December 31,
         1996 and December 31, 1995 .................        6

        Notes to Consolidated Financial Statements ...       7


Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations ..................................       9



Part II.   Other Information

Item 4. Submission of Matters to a Vote of
         Security-Holders ........................          12

Item 6. Exhibits and Reports on Form 8-K .............      12


                     Signatures                             13

                     Mark Solutions, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                                              Assets

                                                                      December 31, 1996                      June 30, 1996
                                                                    --------------------------       ---------------------------
Current Assets:
    Cash and cash equivalents                                       $  107,394                       $  263,922
    Restricted cash                                                    183,688                          181,781
    Accounts receivable                                              1,778,769                          904,596
    Inventories                                                        683,980                          146,305
    Other current assets                                               201,645                          133,325
                                                                    ----------                       ----------
      Total Current Assets                                                         $ 2,955,476                       $ 1,629,929

Property and Equipment:
    Machinery and equipment                                          1,486,087                        1,472,528
    Demonstration equipment                                            436,348                          395,419
    Office furniture and equipment                                     368,763                          324,006
    Leasehold improvements                                              40,084                           14,254
    Vehicles                                                            62,283                           68,783
    Property held under capital lease                                    - - -                           40,929
                                                                    ----------                       ----------
      Total                                                          2,393,565                        2,315,919

    Less:  Accumulated depreciation
             and amortization                                        2,002,794                        1,939,415
                                                                    ----------                       ----------
      Net Property and Equipment                                                       390,771                           376,504

Other Assets:
    Costs in excess of net assets
      of businesses acquired, less accumulated
      amortization of $122,465 and $17,495 at
      December 31, 1996 and June 30, 1996,
      respectively                                                     927,226                        1,032,196
    Debt issue costs, less accumulated amortization
      of $27,117 as of December 31, 1996                               135,583                            - - -
    Other assets                                                        79,548                           45,134
                                                                    ----------                       ----------
      Total Other Assets                                                             1,142,357                         1,077,330
                                                                                    ----------                        ----------

Total Assets                                                                       $ 4,488,604                       $ 3,083,763
                                                                                   ===========                       ===========

                                       3

                     Mark Solutions, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                     Liabilities and Stockholders' Equity

                                                                         December 31, 1996                    June 30, 1996
                                                                   ---------------------------       -----------------------------
Current Liabilities:
    Accounts payable                                               $ 1,132,535                       $  499,254
    Current maturities of long-term debt                                96,496                           80,558
    Current portion of obligations under capital leases                  - - -                            5,921
    Due to related parties                                             132,441                           45,194
    Accrued liabilities                                                265,939                          323,138
                                                                   -----------                       ----------
        Total Current Liabilities                                                  $ 1,627,411                         $  954,065

Other Liabilities:
    Long-term debt excluding current maturities                        994,979                           19,989
    Long-term portion of obligations under
      capital leases                                                     - - -                           30,308
                                                                   -----------                       ----------
        Total Other Liabilities                                                        994,979                            50,297

Commitments and Contingencies

Stockholders' Equity:
    Common stock, $.01 par value,
      25,000,000 shares authorized,
      14,616,282 shares issued and
      outstanding at December 31, 1996
      and 13,576,315 shares issued and
      outstanding at June 30, 1996                                     144,645                          135,762
    Additional paid-in capital                                      25,595,596                       24,260,299
    Retained earnings (deficit)                                    (23,874,027)                     (22,316,660)
                                                                  ------------                     ------------
        Total Stockholders' Equity                                                   1,866,214                         2,079,401
                                                                                   -----------                       -----------
Total Liabilities and Stockholders' Equity                                         $ 4,488,604                       $ 3,083,763
                                                                                   ===========                       ===========

                     Mark Solutions, Inc. and Subsidiaries

                     Consolidated Statements of Operations


                                                                    Six Months Ended                 Three Months Ended
                                                                      December 31                        December 31
                                                                 1996              1995              1996              1995
                                                            -------------     -------------       -----------     -------------
Revenues:

    Sales                                                   $   1,684,030     $   2,550,492       $ 1,374,672     $     583,435
    Other income                                                   11,177             - - -            11,177             - - -
                                                            -------------     -------------       -----------     -------------
      Total Revenues                                            1,695,207         2,550,492         1,385,849           583,435
                                                            -------------     -------------       -----------     -------------
Cost and Expenses:
    Cost of sales                                               1,358,375         2,929,219         1,116,549           820,327
    Selling, general and administrative                         1,822,640         1,977,745           936,872           975,098
                                                            -------------     -------------       -----------     -------------
      Total Costs and Expenses                                  3,181,015         4,906,964         2,053,421         1,795,425
                                                            -------------     -------------       -----------     -------------

Operating (Loss)                                               (1,485,808)       (2,356,472)         (667,572)       (1,211,990)
                                                            -------------     -------------       -----------     -------------

Other Income (Expenses):
    Interest earned                                                17,146            12,044             7,464             5,724
    Interest expense                                              (85,583)           (4,979)          (61,589)           (2,098)
    Loss on asset disposal                                         (3,120)            - - -            (1,500)            - - -
                                                            -------------     -------------       -----------     -------------
      Net Other Income (Expenses)                                 (71,557)            7,065           (55,625)            3,626
                                                            -------------     -------------       -----------     -------------

(Loss) From Continuing Operations                              (1,557,365)       (2,349,407)         (723,197)       (1,208,364)
                                                            -------------     -------------       -----------     -------------
Discontinued Operations:
    Loss on cosmetics segment                                       - - -           (35,078)            - - -             - - -
    Loss on disposal of cosmetics segment                           - - -           (69,425)            - - -             - - -
                                                            -------------     -------------       -----------     -------------
      Loss From Discontinued Operations                             - - -          (104,503)            - - -             - - -
                                                            -------------     -------------       -----------     -------------

Net (Loss)                                                  $  (1,557,365)    $  (2,453,910)      $  (723,197)    $  (1,208,364)
                                                            =============     =============       ============    =============

(Loss) Per Share                                            $        (.11)    $        (.20)      $      (.05)    $       (.10)
                                                            =============     =============       ============    =============


Weighted Average Shares Outstanding                            14,061,378        12,290,665        14,232,470        12,700,914
                                                            =============     =============       ============    =============

Dividends Paid                                              $       - 0 -     $       - 0 -       $    - 0 -      $       - 0 -
                                                            =============     =============       ============    =============

                     Mark Solutions, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows


                                                                    Six Months Ended                 Three Months Ended
                                                                    December 31, 1996                 December 31, 1995
                                                            -------------------------------       -----------------------------
Cash Flows From Operating Activities:

  Net (loss)                                                                 $ (1,557,365)                       $ (2,453,910)
  Adjustments to reconcile net (loss) to
    net cash (used for) operating activities:
      Depreciation and amortization                             $  198,846                          $  312,600
      Accrued interest on debt conversion                            9,477                               - - -
      Loss on sale of equipment                                      3,120                               - - -
      Loss from discontinued operations                              - - -                             104,503
      (Increase) decrease in assets:
         Restricted cash                                            (1,907)                             16,075
         Accounts receivable                                      (874,173)                            395,968
         Costs and estimated earnings in excess
           of billings on contract in progress                       - - -                            (293,742)
         Inventories                                              (537,675)                           (177,211)
         Other current assets                                      (68,320)                            (29,170)
         Other assets                                              (34,414)                            (74,354)
      Increase (decrease) in liabilities:

         Accounts payable                                          633,281                            (494,548)
         Due to related parties                                     87,247                            (154,864)
         Accrued liabilities                                       (57,202)                             (5,016)
                                                             -------------                         -----------

      Net adjustments to reconcile net (loss)
        to net cash (used for) operating activities                                 (641,720)                           (399,759)
                                                                               -------------                       -------------
         Net Cash (Used for) Operating Activities                                 (2,199,085)                         (2,853,669)

Cash Flows From Investing Activities:

  Additions to property and equipment                              (84,146)                            (28,334)
  Proceeds from disposition of segment                               - - -                              85,000
                                                             -------------                         -----------

         Net Cash Provided by (Used for)
           Investing Activities                                                      (84,146)                             56,666

Cash Flows From Financing Activities:

  Proceeds from short-term borrowings                            2,200,000                               - - -

  Increase of short-term borrowings                                 13,086                               - - -
  Repayment of notes payable for equipment                          (8,386)                            (14,605)
  Proceeds from issuance of common stock                           105,982                           2,907,088
  Debt issue costs                                                (162,700)                              - - -
  Payment of issuance costs                                        (21,279)                              - - -
                                                            -------------                          -----------

         Net Cash Provided by Financing Activities                                2,126,703                           2,892,483
                                                                              -------------                       -------------

Net Increase (Decrease) in Cash
  and Cash Equivalents                                                             (156,528)                             95,480

Cash at Beginning of Year                                                           263,922                             116,704
                                                                              -------------                       -------------

Cash at End of Period                                                         $     107,394                       $     212,184
                                                                              =============                       =============

                     Mark Solutions, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements


Note 1 - Financial Statement Presentation:

     In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Mark Solutions, Inc. and Subsidiaries (the "Company") as of December 31, 1996 and June 30, 1996 and the results of operations and cash flows for the six months ended December 31, 1996 and 1995.

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

Note 2 - Inventories:

  Inventories at December 31, 1996 and June 30, 1996 consist of the following:


                                                     December 31, 1996         June 30, 1996
                                                     -----------------         -------------
Raw materials                                           $   518,030              $  127,477
Finished goods                                              165,950                  18,828
                                                        -----------              ----------
                                                        $   683,980              $  146,305
                                                        ===========              ==========


Note 3 - Convertible Debentures:

     On August 23, 1996, the Company sold $ 2,200,000 principal amount 7% convertible debentures due August 22, 1998 (the "1996 Debentures"). On December 26, 1996, the terms of the 1996 Debentures were amended to (i) prohibit additional conversions until March 31, 1997 unless the trading price of the common stock reaches levels in excess of $ 3.00 per share and (ii) modify the conversion price to the lesser of (a) $ 1.38 or (b) 80% of the average closing bid price on the five trading days immediately preceding the date(s) of conversion. The outstanding balance of $ 950,000 as of December 31, 1996 is included in long-term debt excluding current maturities on the accompanying balance sheet.

     In connection with the issuance of the 1996 Debentures, the Company incurred $ 162,700 of debt issue costs. These costs have been capitalized and are amortized over the term of the 1996 Debentures.

Note 4 - Common Stock and Additional Paid-In Capital:

  During the six months ended December 31, 1996, the Company issued 43,572 shares of common stock as a result of exercise of warrants, receiving gross proceeds of $ 105,894.

Note 5 - Subsequent Events:

     On January 21, 1996, the Company sold $ 750,000 principal amount 7% convertible debentures due January 20, 1999 (the "1997 Debentures"). The 1997 Debentures are convertible, on or after July 15, 1997, into shares of common stock at a conversion price which is the lesser of (i) $ 2.125 or (ii) 80% of the average closing bid price on the five trading days immediately preceding the date(s) of conversion. Interest on the Debentures is payable in cash or common stock at the Company's option.

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

  The Company's modular steel products represent an alternative to traditional concrete construction methods, and penetration into the construction market has met resistance typically associated with an unfamiliar product. Accordingly, the Company has been, and will continue to be, subject to significant sales fluctuations until its modular cell technology receives greater acceptance in the construction market, which management believes will occur as new projects are awarded and completed. In an attempt to achieve greater acceptance in the architectural, engineering and construction communities, the Company's internal sales and engineering personnel and its nationwide network of independent sales representatives conduct sales presentations and participate in trade shows and other promotional activities.

  The Company has expanded its marketing efforts to more aggressively pursue domestic and international joint venture and design/build development opportunities to obtain projects and improve its results of operations in efforts to return to profitability. Since January 1, 1996, the Company has reduced office staff. From January 1996 to September 1996, the Company decided not to occupy factory space, but outsourced the manufacturing of its small modular cell projects to third party manufacturers. As of October 1996 the Company has occupied new factory facilities. The Company will continue to review its overhead and personnel expenses based on operating results and prospects.

  The Company is continually bidding on and soliciting joint venture opportunities regarding construction projects. The anticipated revenues from any major project, would substantially improve the Company's operating results and cash flow, although no assurances can be given that any of these projects will be awarded to the Company. On July 17, 1996, the Company was awarded a contract from the State of New York which management anticipates will generate revenues of approximately $ 50,000,000 over three years. Through February 14, 1997 the Company has received orders aggregating approximately $ 3,000,000 under the New York State agreement.

     The Company currently has bids pending on approximately $ 10,700,000 in projects. For the six months ended December 31, 1996, the Company submitted bids on approximately $ 23,800,000 in projects and continues to be under consideration for approximately $ 10,600,000 of these projects.

     Through its subsidiary, MarkCare Medical Systems, Inc. ("MarkCare"), the Company continues to market its IntraScan II PACS and teleradiology systems and is forming strategic alliances with other companies with related medical products. Consistent with this marketing approach, the Company has entered into a master supplier agreement with Data General Corporation, a large computer hardware and systems integration provider with a client base of over 1,000 institutions, pursuant to which Data General will include the IntraScan II PACS and teleradiology software applications in proposals to healthcare institutions. Management anticipates that the sale of the IntraScan II systems will begin to generate revenues in the calendar year ending December 31, 1997, although no assurances can be given in this regard. If the IntraScan marketing plan is successful, management believes that the revenues from resulting sales will be more constant then those of the modular steel products presently and will reduce fluctuations in the Company's results of operations and financial condition.

Results of Operations


  The substantial majority of the Company's operating revenues for the reported periods were derived from the sale of its modular cells for correctional institutions. Management believes that the sale of these modular steel products will continue to represent the substantial majority of the Company's operating revenues through September 30, 1997. For the six months ended December 31, 1996, sales of the modular steel products represented 90.4% of total revenues.

     Revenues from sales for the six months ended December 31, 1996 decreased 34.0% to $ 1,684,030 from $ 2,550,492 for the comparable 1995 period. This decrease is attributed to the continued sporadic sales of its modular steel cell products as discussed in "General".

  Cost of sales for the six months ended December 31, 1996 which consists primarily of materials, labor, supplies, and fixed factory overhead expense, decreased 53.6% to $ 1,358,375 from $ 2,929,219 for the comparable 1995 period due to the decrease in sales. Cost of sales as a percentage of revenues was 80.6% for the six months ended December 31, 1996 as compared to 114.8% for the comparable 1995 period. This decrease is attributable to lower costs of sales of the Company's MarkCare product line (46.8% as a percentage of revenues) as compared to the modular cell product line (84.2% as a percentage of revenues). Management believes that the substantial majority of the revenues of the MarkCare line will be attributable to software sales and support services which have virtually no costs of sales. Despite losses incurred in connection with the outsourcing of projects for the three months ended September 30, 1996 and factory start up costs incurred in the quarter ended December 31, 1996, the Company reduced its cost of sales for the modular cell product from 114.8% as a percentage of revenues for the period ended December 31, 1995 through improved gross profit margins and operating efficiencies. For the six months ended December 31, 1996 fixed factory overhead expenses were $ 55,627 as compared to $ 158,889 for the comparable 1995 period due to savings associated with the decision not to maintain a factory for the three months ended September 30, 1996.

     Selling, general and administrative expenses for the six months ended December 30, 1996 decreased 7.8% to $ 1,822,640 from $ 1,977,745 for the comparable 1995. This decrease is attributable to a decrease of 32.5% in such expenses for the six months ended December 31, 1996 from the comparable 1995 period due to reductions in office staff, trade show expenses, professional fees and the elimination of amortization expenses related to the IntraScan I acquisition, partially offset by the inclusion of $ 382,574 of selling, general and administrative expenses of Simis Medical Imaging, Ltd. which was acquired in May 1996.

Liquidity and Capital Resources

  The Company's working capital requirements result principally from staff and management overhead, office expense and marketing efforts. The Company's working capital requirements have historically exceed its working capital from operations due to the sporadic sales of its products. Accordingly, the Company has been dependent and, absent significant improvements in operations, will continue to be dependent on the infusion of new capital in the form of equity or debt financing to meet its working capital deficiencies, although no assurance can be given that such financing will be available. The Company believes its present available working capital is sufficient to meet its operating requirements through July 31, 1997. The Company has been unable to secure bank financing and, to the extent it requires additional capital, will continue to principally look to private sources.

  On August 23, 1996, the Company sold $ 2,200,000 principal amount 7% convertible debentures due August 22, 1998 (the "1996 Debentures"). The 1996 Debentures, as amended, are convertible into shares of Common Stock at a conversion price which is the lesser of (i) $ 1.38 or (ii) 80% of the average closing bid price on the five trading days immediately preceding the date(s) of conversion. Interest on the 1996 Debentures is payable in cash or Common Stock at the Company's option.

  The Company presently has an effective registration statement relating to 3,368,880 shares of Common Stock issuable upon the exercise of warrants and options, the majority of which are at exercise prices ranging from $ 2.00 to $ 5.00 per share. The Company will initially look to the exercise of presently outstanding warrants and options to meet working capital deficits, however, if sufficient securities are not exercised, the Company will be required to seek additional private sales of its securities, which, if available, would most likely be at discounts to the current trading price of the Company's Common Stock.

  The Company's inventory increased to $ 683,980 at December 31, 1996 from
$ 146,305 at June 30, 1996 as the Company increased purchases of raw materials and components for projects in production.

  Cash and cash equivalents decreased from $ 263,922 at June 30, 1996 to $ 107,394 at December 31, 1996 as certain accounts payable were satisfied. During the three months ended December 31, 1996, cash and cash equivalents decreased $ 1,448,485 as the accounts receivable associated with the purchase of raw materials and cell components remain outstanding. Working capital increased to $ 1,328,065 at December 31, 1996 from $ 675,864 at June 30, 1996 primarily due to proceeds from the 1996 Debenture placement offset by operating expenses.

  On January 21, 1997, the Company sold $ 750,000 principal amount 7% convertible debentures due January 20, 1999 (the "1997 Debentures"). The 1997 Debentures are convertible, on or after July 15, 1997, into shares of Common Stock at a conversion price which is the lesser of (i) $ 2.125 or (ii) 80% of the average closing bid price on the five trading days immediately preceding the date(s) of conversion. Interest on the 1997 Debentures is payable in cash or Common Stock at the Company's option.

                         PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders.

     On December 10, 1996, the Company held its Annual Meeting of Shareholders at which directors were elected and the Company's selection of its independent public accountants, Sax, Macy, Fromm & Co., P.C. for the year ending June 30, 1997 was ratified. The vote for the foregoing matters was as follows:

  1. Election of Directors

     Each of the directors was re-elected.

Name                          Votes For       Votes Against
----------------------       -----------      -------------
Carl Coppola                  11,782,316         59,515
Richard Branca                11,785,993         59,838
Ronald E. Olszowy             11,785,993         59,838
William Westerhoff            11,785,853         55,978
Michael Nafash                11,785,053         56,778



  2. Ratification of Selection of Independent Public Accountants

             Votes For         Votes Against       Abstentions
             ---------         -------------       -----------
            11,746,225             50,356             45,250

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.              Exhibit Description

27.1                     Financial Data Schedule

                                 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



Date:   February 13, 1997

                                            MARK SOLUTIONS, INC.

                                            By:    /s/ Carl Coppola
                                               --------------------------------
                                                   Carl Coppola- President,
                                                   Chief Executive Officer
                                                   and Chief Financial Officer