Form 10-K/A
period 1996-06-30
MARK SOLUTIONS INC
filed 1997-05-01
CIK 807397

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                  FORM 10-K/A-1

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                    June 30, 1996
                                    ------------------------------------

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For  the  transition  period  from                     to
                                     --------------          --------------


                           Commission File No. 0-17118


                              Mark Solutions, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                                 112864481
    ------------------                                          -------------
(State or other jurisdiction                                 (I.R.S. employer
of incorporation or organization)                            identification no.)


      Parkway Technical Center
1515 Broad Street, Bloomfield, New Jersey                          07607
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code             (201) 893-0500
                                                            -------------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered

         -------------------          -----------------------------------------

                  NONE


Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $ .01 par value
                     Class A Common Stock Purchase Warrants
--------------------------------------------------------------------------------
                                (Title of class)

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

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [    ].

         The aggregate market value of the 10,645,297 shares of Common Stock held by non-affiliates of the Registrant on September 24, 1996 was $ 61,210,457 based on the closing sales price of $ 5-3/4 on September 24, 1996.

         The number of shares of Common Stock outstanding as of September 24, 1996 was 13,472,463.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None

                            [Cover Page 2 of 2 Pages]

Mark Solutions, Inc. ("Mark") hereby amends its Form 10-K for the year ended June 30, 1996 filed on September 27, 1997 as follows:

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

The following financial statements are amended to read in their entirety as included in this Form 10-K/A-1

(a)(1)  Consolidated Financial Statements

            - Report of Independent Accountants                F-1
            - Consolidated Balance Sheets for
               June 30, 1996 and 1995                          F-2
            - Consolidated Statements of Operations
               for fiscal years ended June 30, 1996,
               1995 and 1994                                   F-4
            - Consolidated Statements of Stockholders
               Equity for fiscal years ended June 30,
               1996, 1995 and 1994                             F-5
            - Consolidated Statement of Cash Flows
               for fiscal years ended June 30,
               1996, 1995 and 1994                             F-6
            - Notes to Consolidated Financial Statements       F-7

The Exhibit Index is amended to read in their entirety as included in this Form 10-K/A-1

  (a)(3)  Exhibits.

                                                       Sequential
Exhibit                                                Page No.if
Number    Description                                  applicable
-------   -----------                                  ----------

   2.     a) -- Agreement and Plan of Reorganization
                dated December 23, 1992, as amended,
                between Mark, Showcase Cosmetics,
                Inc. and Mark Acquisition Corp.
                (Incorporated by reference to Exhibit
                I to Mark's Proxy Statement/Prospectus,
                under its former name "Showcase
                Cosmetics, Inc., dated October 8, 1993
                to Form S-4 Registration Statement
                [File No. 33-61176], referred to
                herein as "Mark's Form S-4").

                                                       Sequential
Exhibit                                                Page No.if
Number    Description                                  applicable
-------   -----------                                  ----------

          b) -- Stock Purchase Agreement between Mark and Ian Baverstock, Jonathan Newth,
                David Payne and Joanna Tubbs dated
                April 5, 1996 regarding the acquisition
                of Simis Medical Imaging, Limited
                (Incorporated by reference to Exhibit
                1. to Mark's Form 8-K -Event Date May
                28, 1996, referred to herein as the
                "SMI Form 8-K")

   2.     c) -- Stock Purchase Agreement between Mark
                and Christopher Cummins and Moira
                Addington dated April 24, 1996 regarding the acquisition of Simis Medical Imaging, Limited (Incorporated by reference to
                Exhibit 2.to the "SMI Form 8- K")

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

          b) -- Form of Warrant Certificate
                (Incorporated by reference to Mark
                Exhibit 4 b) to Mark's Form S-4)

  10.     Material Contracts

          a) -- Employment Agreement between Mark and
                Carl Coppola (Incorporated by reference
                to Mark Exhibit 10 b) to Mark's Form
                S-4)

          b) -- Incentive Stock Option Plan
                (Incorporated by reference to Exhibit
                IV to Mark's Form S-4)

                                                       Sequential
Exhibit                                                Page No.if
Number    Description                                  applicable
-------   -----------                                  ----------

          c) -- Agreement between the State Prison of Southern Michigan and Mark dated September 20, 1994.
                (Incorporated by reference to
                Exhibit 10 h) to Mark's Form S-1)

          d) -- Agreement between New York State
                and Mark dated July 17, 1996.

          e) -- Agreement between Data General
                Corporation and Mark dated
                March 18, 1996
                                                            ----------

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


                               MARK SOLUTIONS, INC.

April 30, 1997                 By:  /s/ Carl Coppola
                                   -----------------
                                 (Carl Coppola, Chief
                                  Executive Officer and
                                       President)

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

                                                   Sax Macy Fromm & Co., PC
                                                   Certified Public Accountants

Clifton, New Jersey
September 12, 1996, except for Note 1, as to which the date is September 19, 1996

                      Mark Solutions, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                     Assets


                                                  June 30, 1996                 June 30, 1995
                                             ----------------------         ------------------------
Current Assets:

  Cash and cash equivalents                  $  263,922                      $  116,704
  Restricted cash                               181,781                         359,250
  Accounts receivable, less allowances of
    $5,500 in 1996 and $5,500 in 1995           904,596                       1,267,203
  Costs and estimated earnings in excess of
    billings on contract in progress              - - -                          66,485
  Inventories                                   146,305                         231,290
  Other current assets                          133,325                          80,613

    Total Current Assets                                   $1,629,929                      $2,121,545

Property and Equipment:

  Machinery and equipment                     1,472,528                       1,263,563
  Demonstration equipment                       395,419                         337,319
  Office furniture and equipment                324,006                         188,873
  Leasehold improvements                         14,254                          95,830
  Vehicles                                       68,783                          38,882
  Property held under capital lease              40,929                          56,325
                                             ----------                      ----------
    Total                                     2,315,919                       1,980,792
  Less:  Accumulated depreciation
         and amortization                     1,939,415                       1,662,301
                                             ----------                      ----------

    Net Property and Equipment                                376,504                         318,491

Other Assets:
  Costs in excess of net assets
    of businesses acquired, less accumulated
    amortization of $17,495 in 1996 and
    $1,295,966 in 1995                        1,032,196                       1,295,864
  Net assets of discontinued segment              - - -                         204,503
  Other assets                                   45,134                          37,980
                                             ----------                      ----------

    Total Other Assets                                      1,077,330                       1,538,347

                                                           ----------                      ----------


Total Assets                                               $3,083,763                      $3,978,383
                                                           ==========                      ==========


                     The Accompanying Notes are an Integral
                Part of these Consolidated Financial Statements.

                      Mark Solutions, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                      Liabilities and Stockholders' Equity


                                                      June 30, 1996                        June 30, 1995
                                              -------------------------------      ------------------------------
Current Liabilities:
  Accounts payable                              $    499,254                         $  1,672,222
  Current maturities of long-term debt                80,558                                3,932
  Current portion of obligations
    under capital leases                               5,921                               20,020
  Due to related parties                              45,194                              206,923
  Accrued liabilities                                323,138                              266,560
                                               -------------                         ------------
    Total Current Liabilities                                       $    954,065                         $  2,169,657

Other Liabilities:
  Long-term debt excluding current maturities         19,989                                4,382
  Long-term portion of obligations under
    capital leases                                    30,308                               15,283
                                               -------------                         ------------
    Total Other Liabilities                                               50,297                               19,665

Commitments and Contingencies                                              - - -                                - - -

Stockholders' Equity:
  Common stock, $.01 par value,
    25,000,000 shares authorized,
    13,576,315 and 11,734,801 shares
    issued and outstanding at June 30, 1996
    and 1995, respectively                           135,762                              117,347
  Additional paid-in capital                      24,260,299                           18,773,312
  Retained earnings (deficit)                    (22,316,660)                         (17,101,598)
                                               -------------                         ------------
    Total Stockholders' Equity                                         2,079,401                            1,789,061
                                                                    ------------                         ------------
Total Liabilities and Stockholders' Equity                          $  3,083,763                         $  3,978,383
                                                                    ============                         ============


                     The Accompanying Notes are an Integral
                Part of these Consolidated Financial Statements.

                      Mark Solutions, Inc. and Subsidiaries

                      Consolidated Statements of Operations



                                                               Years Ended June 30
                                                 --------------------------------------------
                                                      1996            1995           1994
                                                 ------------    ------------    ------------
Revenues                                         $  3,454,615    $  6,125,573    $  3,183,073
                                                 ------------    ------------    ------------
Costs and Expenses:
  Cost of sales                                     4,022,102       5,975,973       2,370,971
  Selling, general, and administrative expenses     3,718,886       3,872,392       3,592,081
  Research and development                              - - -           3,938         270,322
  Reduction in carrying value of assets               777,495           - - -           - - -
                                                 ------------    ------------    ------------
   Total Costs and Expenses                         8,518,483       9,852,303       6,233,374
                                                 ------------    ------------    ------------

Operating (Loss)                                   (5,063,868)     (3,726,730)     (3,050,301)
                                                 ------------    ------------    ------------

Other Income (Expenses):
   Interest income                                     23,800          17,430           5,175
   Interest expense                                   (10,490)       (103,335)        (69,924)
   Loss on disposal of property and equipment         (60,001)         - - -           - - -
                                                 ------------    ------------    ------------
   Net Other (Expenses)                               (46,691)        (85,905)        (64,749)
                                                 ------------    ------------    ------------

(Loss) Before Income Tax                           (5,110,559)     (3,812,635)     (3,115,050)

Income Tax                                              - - -           - - -          29,460
                                                 ------------    ------------    ------------

(Loss) From Continuing Operations                  (5,110,559)     (3,812,635)     (3,144,510)
                                                 ------------    ------------    ------------
Discontinued Operations:
   Loss of Bar-Lor Subsidiaries                       (35,078)       (277,438)       (193,620)
   Reduction in carrying value                          - - -      (1,100,000)       (800,000)
   Loss on disposal of Bar-Lor Subsidiaries           (69,425)          - - -           - - -
                                                 ------------    ------------    ------------
   Total Discontinued Operations                     (104,503)     (1,377,438)       (993,620)
                                                 ------------    ------------    ------------
Net (Loss)                                       $ (5,215,062)   $ (5,190,073)   $ (4,138,130)
                                                 ============    ============    ============
(Loss) per Share                                 $       (.41)   $       (.48)   $       (.47)

                                                 ============    ============    ============
Weighted Average Number of Shares Outstanding      12,732,022      10,726,204       8,802,543
                                                 ============    ============    ============
Dividends Paid                                   $      - 0 -    $      - 0 -    $      - 0 -
                                                 ============    ============    ============


                     The Accompanying Notes are an Integral
                Part of these Consolidated Financial Statements.

                      Mark Solutions, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                                              Common Stock          Additional        Retained         Total
                                      ---------------------------     Paid-In          Earnings      Stockholders'
                                         Shares         Amount        Capital         (Deficit)         Equity
                                      ------------   ------------   ------------    -------------    ------------
Balances June 30, 1993                   8,322,870   $     83,230   $ 11,195,359    $  (7,773,395)   $  3,505,194

Net effect of November 10, 1993
   Reorganization                          347,139          3,470      2,057,600            - - -       2,061,070
Issuance of stock through private
   placements                            1,079,768         10,797      2,932,388            - - -       2,943,185
Commissions and related fees                 - - -          - - -       (335,674)           - - -        (335,674)
Net loss for the year ended
   June 30, 1995                             - - -          - - -          - - -       (4,138,130)     (4,138,130)
                                      ------------   ------------   ------------    -------------    ------------

Balances June 30, 1994                   9,749,777         97,497     15,849,673      (11,911,525)      4,035,645

Issuance of stock through
   private placements                    1,985,024         19,850      3,252,672            - - -       3,272,522
Commissions and related fees                 - - -          - - -       (329,033)           - - -        (329,033)
Net loss for the year ended
   June 30, 1995                             - - -          - - -          - - -       (5,190,073)     (5,190,073)
                                      ------------   ------------   ------------    -------------    ------------

Balances June 30, 1995                  11,734,801        117,347     18,773,312      (17,101,598)      1,789,061

Acquisition of Simis Medical
   Imaging, Limited on May 28, 1996        204,850          2,048      1,247,952            - - -       1,250,000
Issuance of stock through
   private placements                    1,636,664         16,367      4,247,210            - - -       4,263,577
Commissions and related fees                 - - -          - - -         (8,175)           - - -          (8,175)
Net loss for the year ended
   June 30, 1996                             - - -          - - -          - - -       (5,215,062)     (5,215,062)
                                      ------------   ------------   ------------    -------------    ------------
 Balances June 30, 1996                 13,576,315   $    135,762   $ 24,260,299    $ (22,316,660)   $  2,079,401
                                      ============   ============   ============    =============    ============

                     The Accompanying Notes are an Integral
                Part of these Consolidated Financial Statements.

                      Mark Solutions, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                       Years Ended June 30
                                                           -----------------------------------------
                                                              1996            1995          1994
                                                           -----------    -----------    -----------
Cash Flows From Operating Activities:
Net (loss)                                                 $(5,215,062)   $(5,190,073)   $(4,138,130)
                                                           -----------    -----------    -----------
Adjustments to reconcile net (loss) to
  net cash (used for) operating activities:
    Depreciation and amortization                              637,169        654,155        701,624
    Loss from discontinued operations                          104,503          - - -          - - -
    Reduction in carrying value of assets                      777,495          - - -          - - -
    Net assets of discontinued segment                           - - -      1,377,438        993,620
    Value of warrants issued for services                        - - -          - - -          2,000
    Loss on disposition of property and equipment               60,001          - - -          - - -
    (Increase) decrease in assets:
      Restricted cash                                          177,469       (359,250)         - - -
      Accounts receivable                                      666,445       (895,127)         9,101
      Costs and estimated earnings in excess of billings
        on contract in progress                                 66,485        (66,485)         - - -
      Inventories                                                3,334        402,174       (219,553)
      Other current assets                                     (16,032)           418        (45,169)
      Other assets                                              (7,153)         1,718         (3,871)
    Increase (decrease) in liabilities:
      Accounts payable                                      (1,336,488)       976,164        200,690
      Due to related parties                                  (161,763)        30,408         94,332
      Accrued liabilities                                       56,558        237,501       (106,285)
                                                           -----------    -----------    -----------
    Net adjustments to reconcile net (loss)
      to net cash (used for) operating activities            1,028,023      2,359,114      1,626,489
                                                           -----------    -----------    -----------
      Net Cash (Used for) Operating Activities              (4,187,039)    (2,830,959)    (2,511,641)
                                                           -----------    -----------    -----------

Cash Flows From Investing Activities:
Additions to property and equipment                            (51,451)        (6,500)       (36,666)
Proceeds from disposition of segment                           100,000          - - -          - - -
Proceeds from sale of assets                                    12,500          - - -          - - -
                                                           -----------    -----------    -----------
      Net Cash Provided by (Used for) Investing
        Activities                                              61,049         (6,500)       (36,666)
                                                           -----------    -----------    -----------

Cash Flows From Financing Activities:
Proceeds from related party notes payable                        - - -          - - -      1,530,000
Repayment of related party notes payable                         - - -          - - -     (1,530,000)
Repayment of notes payable for equipment and vehicles          (29,283)       (29,085)      (185,714)
Borrowings on line of credit                                    38,668          - - -          - - -
Advances from officers and stockholders                          - - -        400,000          - - -
Repayment of advances from officers and stockholders             - - -       (400,000)         - - -
Payment of offering costs and commissions                       (8,175)      (329,033)      (258,080)
Payment of registration costs                                    - - -          - - -       (361,316)
Proceeds from issuance of common stock                       4,263,577      3,272,524      2,943,185
Cash acquired in business combination                            8,421          - - -          - - -
                                                           -----------    -----------    -----------
      Net Cash Provided by Financing Activities              4,273,208      2,914,406      2,138,075
                                                           -----------    -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents           147,218         76,947       (410,232)

Cash and Cash Equivalents at Beginning of Year                 116,704         39,757        449,989
                                                           -----------    -----------    -----------

Cash and Cash Equivalents at End of Year                   $   263,922    $   116,704    $    39,757
                                                           ===========    ===========    ===========

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

       F. Property and Depreciation - All property and equipment items are stated at cost. Leasehold improvements are amortized under the straight-line method. Substantially all other items are depreciated under straight line and accelerated methods. Depreciation and amortization is provided in amounts sufficient to write-off the cost of depreciable assets, less salvage value, over the following estimated useful lives:

                     Machinery and equipment                     7 years
                     Demonstration equipment                 5 - 7 years
                     Office furniture and equipment          5 - 7 years
                     Leasehold improvements                31 - 39 years
                     Vehicles                                    5 years
                     Property held under capital lease           5 years

            Since January 1, 1996 the Company did not maintain a manufacturing facility and outsourced its manufacturing to third party manufacturers. As a result, the Company's manufacturing equipment, with a cost of $1,261,637, was not utilized. The accompanying financial statements do not include a charge for the depreciation of the manufacturing equipment from January 1, 1996 to June 30, 1996.

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

Note 3 - Acquisition:

       On May 28, 1996, the Company acquired all of the capital stock of Simis Medical Imaging, Limited, a privately held British company (SMI) for $1,250,000 payable in the Company's common stock. This acquisition has been accounted for using the purchase method of accounting. SMI is the developer of the IntraScan II system which the Company has been marketing under an exclusive dealer agreement covering North and South America. The common stock will be issued pursuant to Regulation S promulgated under the Securities Act of 1933. The consideration paid by the Company was established through arms-length negotiations between the Company and the SMI shareholders and was based on the potential revenues management believes SMI and the related IntraScan II system sales will generate.

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

       The following unaudited proforma information presents a summary of consolidated results of operations of the Company and the acquired business as if the acquisition had occurred July 1, 1994:


                                             June 30
                                  ----------------------------
                                      1996             1995
                                  -----------      -----------
       Net Sales                  $ 4,034,791      $ 6,931,367
                                  ===========      ===========

       Net (Loss)                 $(5,366,966)     $(5,465,884)
                                  ===========      ===========

       Earnings Per Share         $      (.42)     $      (.50)
                                  ===========      ===========


       These unaudited proforma results have been prepared for comparative purposes only. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on July 1, 1994, or of future results of operations of the consolidated entities. The operations of SMI, are included in the accompanying consolidated financial statements from the date it was acquired, May 28, 1996.

Note 4 - Reduction in Carrying Value of Assets:

       As discussed in Note 3, the Company acquired the stock of SMI, the developer of the Intrascan II system. In connection with this acquisition, the Company has determined to focus its marketing efforts on the Intrascan II technology. In November 1992, the Company acquired Diversified Imaging

Technology, a company which developed the Intrascan I Technology which subsequently was integrated with the Intrascan II product. As a result, during the fourth quarter the Company charged operations with approximately $777,000 to write off the excess net assets of businesses acquired as resulting from its acquisition of the Intrascan I technology.

       In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 prescribes the accounting treatments for long-lived assets, identifiable intangibles and goodwill related to those assets when there are indications that the carrying values of those assets may not be recoverable. Management believes that the adoption of SFAS No. 121 in 1996 will not have a material adverse effect on the Company's results of operations or financial condition.

Note 5 - Costs in Excess of Net Assets of Business Acquired:

       The components of costs in excess of net assets of businesses acquired as of June 30, 1996, 1995 and 1994 are as follows:


                                                                   Year Ended June 30
                                                      --------------------------------------------
                                                         1996             1995              1994
                                                      -----------      -----------     -----------
       Beginning balance                              $ 1,295,864      $ 2,337,467     $ 2,332,648
       Acquisition of Bar-Lor Subsidiaries                  - - -            - - -       1,336,604
       Acquisition of Simis Medical Imaging, Ltd.       1,049,691            - - -           - - -
       Amortization expense for the year                 (535,864)        (539,878)       (531,785)
       Reduction in carrying value:
         Discontinued operation                             - - -         (501,725)b      (800,000)
         Intrascan I Technology                          (777,495)           - - -           - - -
                                                      -----------      -----------     -----------
                                                      $ 1,032,196      $ 1,295,864     $ 2,337,467
                                                      ===========      ===========     ===========


       (b) During June 30, 1995 the Company charged operations of the Bar-Lor Subsidiaries with $1,100,000 of reduction in carrying value which consisted of a reduction of costs in excess of net assets acquired of $501,725 and a reduction of the carrying value of inventory of $598,275.

Note 6 - Related Party Transactions:

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

       The following related party transactions are included in the Company's operations:


                                               Year Ended June 30
                                  --------------------------------------------
                                    1996              1995             1994
                                  --------          --------          --------
        Purchases                 $105,512          $162,291          $ 72,684

        Expense reimbursement     $ 93,125          $ 48,734          $ 48,432

        Consulting services       $  - - -          $  6,615          $103,342

       As a result of current and prior years' transactions, the Company has net balances due to (from) the following related parties which will be settled in the ordinary course of business:

                                                         June 30
                                                ---------------------------
                                                  1996               1995
                                                --------           --------
       Mark Lighting Fixture Co., Inc.          $(16,225)          $ 64,461
       Metalite, Inc.                            (27,078)               687
       Laborstat, Inc.                            (1,505)            52,095
       Brookehill Equities                         - - -             45,000
       Other shareholders                         90,002             44,680
                                                --------           --------

       Due to Related Parties                   $ 45,194           $206,923
                                                ========           ========


       The Company utilizes the underwriting and financial consulting services of Brookehill Equities (Brookehill), a company affiliated with a shareholder of the Company. For the years ended June 30, 1996, 1995 and 1994 fees paid to Brookehill were $-0-, $321,683, and $142,680, respectively. In February 1995 this shareholder, participated in a private placement by the Company and purchased 91,071 units for $3.50 per unit. Each unit consists of two shares of common stock and one two-year warrant to purchase an additional share of common stock for $2.00.

       On January 16, 1995 the Company received $400,000 and issued 10% promissory notes payable to its chief executive officer with principal and interest due on March 31, 1995. These notes were secured by a first priority security interest in the Company's assets. As further consideration for the promissory notes, the Company issued warrants to purchase 200,000 shares of the Company's common stock at $2.50 (the closing sales price on the date of grant) per share with the warrants expiring on January 20, 1997. On February 23, 1995, these promissory notes were repaid with interest.

       A member of the Company's Board of Directors provided bonding services for the Company's Michigan contract. As consideration for these services, the Director's company, Bergen Engineering, Co. received a 5% commission on the gross revenue of the contract and warrants to purchase 150,000 shares of the Company's common stock at $2.625 per share (the closing sales price on the date of grant) with the warrants expiring on November 3, 1996. As of June 30, 1996 and 1995, fees paid to Bergen Engineering Co., were $120,061 and $213,076, respectively.

       In October 1994, a director participated in a private placement by the Company and purchased 50,000 shares of common stock for an aggregate of $131,250, subject to adjustment based upon subsequent private placements. Based on sale of units in January and February 1995 the director received an additional 15,000 shares of common stock.

       On April 26, 1995, each of the Company's non-employee directors were granted two-year options to purchase 25,000 shares of common stock at $3.25 per share (the closing sales price on the date of grant). In addition, on November 15, 1995 a recently elected director was granted two-year options to purchase 25,000 of common stock at $5.375 per share

       On May 9, 1994, Salvani Investments, Inc., a company owned by a shareholder of the Company, was granted warrants to purchase 150,000 shares of common stock at a purchase price of $5.00 per share (the closing sales price on the date of grant) as compensation for investment banking and consulting services. In February 1995, the owner participated in a private placement by the Company and purchased 91,071 units for $3.50 per unit. Each unit consists of two shares of common stock and one two-year warrant to purchase an additional share of common stock for $2.00.

Note 7 - Inventories:

       Inventories consist of the following:

                                            June 30
                                  --------------------------
                                    1996              1995
                                  --------          --------
       Raw materials              $127,477          $112,060


       Finished goods               18,828           119,230
                                  --------          --------

       Total Inventories          $146,305          $231,290
                                  ========          ========

Note 8 - Contract in Progress:

       Costs, estimated earnings, and billings on the contract in progress is summarized as follows:

                                                                            June 30
                                                               --------------------------------
                                                                  1996                  1995
                                                               -----------           ----------
       Cost incurred on uncompleted contract                   $     - - -           $4,125,591
       Estimated earnings                                            - - -              202,410
                                                               -----------           ----------
           Total                                                     - - -            4,328,001
       Less:  Billings to date                                       - - -            4,261,516
                                                               -----------           ----------
           Cost and estimated earnings in excess of
             billings on contract in progress                  $     - - -           $   66,485
                                                               ===========           ==========

Note 9 - Other Current Assets:

       The other current assets consist of:

                                               June 30
                                    --------------------------
                                      1996               1995
                                    --------          --------
       Prepaid expenses             $ 97,755          $ 60,357
       Loans and exchanges            35,570            20,256
                                    --------          --------

           Total                    $133,325          $ 80,613
                                    ========          ========

Note 10 - Long-Term Debt:


       A.   Long-term debt consist of the following:

                                                                           June 30
                                                                    ----------------------
                                                                     1996            1995
                                                                    ------          ------
       Note payable, due in monthly installments of $387,
       including interest at 10.9%; due June 1997; secured
       by a vehicle                                                 $4,383          $8,314

       Less:  Current Portion                                        4,383           3,932
                                                                    ------          ------

       Long-term debt excluding current portion                     $- - -          $4,382
                                                                    ======          ======

       B. Line of Credit - SMI has available a U.K. Pound 70,000 line of credit agreement for working capital requirements. The line is collateralized by the personal residence of SMI's managing director. Outstanding borrowing accrue interest at 10.5%. In connection with the acquisition of SMI, the Company has agreed to negotiate with the lender to remove the managing director's personal liability under this credit facility. Outstanding borrowings as of June 30, 1996 were $69,414. The exchange rate for U.K. Pounds into U.S. dollars was 1.5520 as of June 30, 1996.

Note 11 - Accrued Liabilities:

       The accrued liabilities consist of:

                                   June 30
                         --------------------------
                            1996             1995
                         --------          --------
       Salaries          $166,190          $206,651
       Other              156,950            59,909
                         --------          --------

       Total             $323,140          $266,560
                         ========          ========

Note 12 - Stockholders' Equity:

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

       The following information relates to shares under option and shares available for grant under the Plan:

                                                                June 30
                                                --------------------------------------
                                                    1996         1995         1994
                                                -----------   -----------   ----------
       Outstanding at beginning of year             523,000       367,500        - - -
       Granted                                        - - -       200,500      367,500
       Cancelled                                    (76,000)      (45,000)       - - -
       Exercised                                    (80,000)        - - -        - - -
                                                -----------   -----------   ----------
       Outstanding at end of year                   367,000       523,000      367,500
                                                ===========   ===========   ==========

       Available for issuance under the Plan        432,500       432,500      632,500
       Per Share prices of outstanding options  $3.25-$4.00   $3.25-$4.00   $     4.00
       Shares subject to exercisable option         367,000       523,000      -0-

Stock Warrants:

       Outstanding warrants are as follows:

                                                                     June 30
                                                   --------------------------------------------
                                                       1996            1995            1994
                                                   ------------    ------------    ------------
        Warrants outstanding at beginning of year     4,848,859       3,147,838       1,452,118

        Issued during the year                          615,000       1,702,021       2,240,666
        Exercised                                    (1,456,979)         (1,000)       (408,875)
        Expired                                         (73,000)          - - -        (136,071)
                                                   ------------    ------------    ------------

          Warrants Outstanding at End of Year         3,933,880       4,848,859       3,147,838
                                                   ============    ============    ============

        Exercise Price                             $2.00-$15.00    $1.00-$15.00    $1.00-$15.00

       The above warrants are currently exercisable into 3,933,880 shares of the Company's common stock.

       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 established financial accounting and reporting standards for stock-based compensation plans and to transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. The new accounting standards prescribed by SFAS 123 are optional, and the Company may continue to account for its plans under previous accounting standards. The Company does not expect to adopt the new accounting standards, consequently, SFAS No. 123 will not have a material impact on the Company's consolidated results of operations or financial position. However, SFAS No. 123 does require that pro forma disclosures of net earnings and earnings per share must be presented as if the accounting standard had been adopted. These disclosures of SFAS No. 123 are required by the Company beginning fiscal year June 30, 1997.

Note 13 - Leases:

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
                                                 -----------
                                                 $ 1,086,512
                                                 ===========


            Rent expense for the years ending June 30, 1996, 1995, and 1994, was $205,586, $179,976, and $144,556, respectively.

       B.   Capital Leases:

            The Company leases certain equipment under capital leases with expiration dates ranging from February 1996 through April 2000.

            Future minimum lease payments are as follows:

             Year Ended June 30
             ------------------
                  1997                                                    $  13,857
                  1998                                                       13,857
                  1999                                                       13,857
                  2000                                                       12,823
                  2001                                                        2,551
                                                                          ---------
             Total future minimum lease payments                             56,945
             Less: Amount representing interest                              20,716
                                                                          ---------
             Present value of net future minimum lease payments              36,229
             Less:  Current portion of obligations under capital leases       5,921
                                                                          ---------
             Long-term portion of obligations under capital leases        $  30,308
                                                                          =========


Note 14 - Commitments and Contingencies:


       The Company has entered into an employment agreement with its chief executive officer which expires on March 18, 1997. In connection with the acquisition of SMI (see Note 3), a former shareholder of SMI has entered into a three-year employment agreement with SMI which provides (i) an annual salary of U.K. Pounds 60,000 in the initial year with U.K. Pounds 5,000 increases in the succeeding two years and (ii) an amount bonus equal to 10% of the post tax profits of SMI. The remaining aggregate commitment for future salaries as of June 30, 1996, excluding bonuses, is approximately $539,000. The exchange rate for U.K. Pounds into U.S. dollars was 1.5520 as of June 30, 1996.

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

Note 15 - Income Taxes:

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

Note 16 - Discontinued Operations:

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

       Assets and liabilities of the segment disposed of consisted of the following:

                                                                              June 30
                                                     October 13,    ----------------------------
                                                        1995           1995             1994
                                                    -----------     -----------      -----------
       Cash                                         $    16,513     $    50,580      $    64,207
       Accounts receivable, net                           6,291         (10,485)          76,270
       Inventories                                      346,104         363,093        1,083,118
       Other current assets                              11,434           5,251           62,798
       Machinery and equipment, net                      29,335          33,499           67,140
       Other                                             17,880          17,880           24,864
                                                    -----------     -----------      -----------
                                                        427,557         459,818        1,378,397
                                                    -----------     -----------      -----------

       Accounts payable                                 234,145         239,199          259,616
       Accrued expenses                                   8,987          16,116           38,563
       Notes payable                                     15,000           - - -            - - -
                                                    -----------     -----------      -----------
                                                        258,132         255,315          298,179
                                                    -----------     -----------      -----------

       Net Assets of Discontinued Segment               169,425     $   204,503      $ 1,080,218
                                                                    ===========      ===========
       Less:  Loss on disposition of segment             69,425
                                                    -----------
       Net Proceeds From Disposition of Segment     $   100,000
                                                    ===========

Note 17 - Supplemental Cash Flow Information:

       A.   Cash paid during the year:

                                        Year Ended June 30
                              ------------------------------------
                               1996           1995         1994
                              -------       --------     ---------
       Interest               $ 9,581       $ 12,615     $  91,254
                              =======       ========     =========

       Income taxes           $ - - -       $  - - -     $  29,460
                              =======       ========     =========

       B. During the year ending June 30, 1995 the Company acquired certain equipment with an aggregate cost of $56,325 under capital lease obligations.

Note 18 - Segment Information:

       The Company's two industry segments are the design and manufacture of modular steel prison cells for the corrections industry and the distribution of treatment booths and IntraScan Systems to the medical industry. The following is a summary of selected consolidated financial information for the Company's industry segments:

                                                     June 30
                                  ---------------------------------------------
                                     1996              1995            1994
                                  -----------      -----------      -----------
    Revenues:
       Modular steel products     $ 3,256,574      $ 5,949,490      $ 2,938,051
       Medical products               198,041          176,083          245,022
                                  -----------      -----------      -----------
       Total                      $ 3,454,615      $ 6,125,573      $ 3,183,073
                                  ===========      ===========      ===========

    Operating Loss:
       Modular steel products     $(4,508,406)     $(3,055,631)     $(2,368,708)
       Medical products              (555,462)        (671,099)        (681,593)
                                  -----------      -----------      -----------
       Total                      $(5,063,868)     $(3,726,730)     $(3,050,301)
                                  ===========      ===========      ===========

    Identifiable Assets:
       Modular steel products     $ 1,317,620      $ 3,505,085      $ 3,533,195
       Medical products             1,766,143          268,795          340,238
       Discontinued operation           - - -          204,503        1,080,218
                                  -----------      -----------      -----------
       Total                      $ 3,083,763      $ 3,978,383      $ 4,953,651
                                  ===========      ===========      ===========

       For the year ended June 30, 1996, one customer accounted for 70% of total revenues. Revenues from one customer accounted for 60% of total revenues during the year ended June 30, 1995. For the year ended June 30, 1994, one customer accounted for 71% of total revenues. As of June 30, 1996, one customer accounted for 34% of trade receivables.