Form 10-Q/A
period 1996-12-31
MARK SOLUTIONS INC
filed 1997-05-01
CIK 807397

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                FORM 10-Q/A-1

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         December 31, 1996

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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


-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.    Yes X    No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Common Stock, $ .01 par value: 14,616,282 shares outstanding as of February 13, 1997.

Mark Solutions, Inc. ("Mark") hereby amends its Form 10-Q for the period ended December 31, 1996 filed on February 14, 1997 as follows:

Part I.     Financial Information

Item 1.     Financial Statements

The following financial statements are amended to read in their entirety as included in this Form 10-Q/A-1.

Consolidated Balance Sheets as of

         December 31, 1996 and June 30, 1996 ........        3

         Consolidated Statements of Operations
         for the Six Months Ended December 31, 1996
         and December 31, 1995 ......................        5

        Consolidated Statements of Cash Flows
         for the Six Months Ended December 31, 1996
         and December 31, 1995 ......................        6

        Notes to Consolidated Financial Statements ...       7

                      Mark Solutions, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                     Assets
                                                                          December 31, 1996                 June 30, 1996
                                                                    ---------------------------       ------------------------
Current Assets:

    Cash and cash equivalents                                       $  107,394                          263,922
    Restricted cash                                                    183,688                          181,781
    Accounts receivable                                              1,778,769                          904,596
    Inventories                                                        683,980                          146,305
    Other current assets                                               201,645                          133,325
                                                                  ------------                       ----------
       Total Current Assets                                                        $2,955,476                       $1,629,929

Property and Equipment:

    Machinery and equipment                                          1,486,087                        1,472,528
    Demonstration equipment                                            436,348                          395,419
    Office furniture and equipment                                     368,763                          324,006
    Leasehold improvements                                              40,084                           14,254
    Vehicles                                                            62,283                           68,783
    Property held under capital lease                                    - - -                           40,929
                                                                  ------------                       ----------
      Total                                                          2,393,565                        2,315,919
    Less:  Accumulated depreciation
             and amortization                                        2,002,794                        1,939,415
                                                                  ------------                       ----------
      Net Property and Equipment                                                      390,771                          376,504

Other Assets:
    Costs in excess of net assets
      of businesses acquired, less accumulated
      amortization of $122,465 and $17,495 at
      December 31, 1996 and June 30, 1996,
      respectively                                                     927,226                        1,032,196
    Debt issue costs, less accumulated amortization
      of $27,117 as of December 31, 1996                               135,583                            - - -
    Other assets                                                        78,548                           45,134
                                                                  ------------                       ----------
      Total Other Assets                                                            1,142,357                        1,077,330
                                                                                   ----------                       ----------


Total Assets                                                                       $4,488,604                       $3,083,763

                                                                                   ==========                       ==========

                      Mark Solutions, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                      Liabilities and Stockholders' Equity



                                                                         December 31, 1996                   June 30, 1996
                                                                  ------------------------------      ---------------------------
Current Liabilities:

    Accounts payable                                              $  1,132,535                          499,254
    Current maturities of long-term debt                                96,496                           80,558
    Current portion of obligations under capital leases                  - - -                            5,921
    Due to related parties                                             132,441                           45,194
    Accrued liabilities                                                265,939                          323,138
                                                                  ------------                       ----------
        Total Current Liabilities                                                  $1,627,411                        $  954,065

Other Liabilities:

    Long-term debt excluding current maturities                        994,979                           19,989
    Long-term portion of obligations under
      capital leases                                                     - - -                           30,308
                                                                  ------------                       ----------
        Total Other Liabilities                                                       994,979                            50,297

Commitments and Contingencies

Stockholders' Equity:
    Common stock, $.01 par value,
      25,000,000 shares authorized,
      14,616,282 shares issued and
      outstanding at December 31, 1996
      and 13,576,315 shares issued and
      outstanding at June 30, 1996                                     144,645                          135,762
    Additional paid-in capital                                      26,035,596                       24,260,299
    Retained earnings (deficit)                                    (24,314,027)                     (22,316,660)
                                                                  ------------                       ----------
        Total Stockholders' Equity                                                  1,866,214                         2,079,401
                                                                                   ----------                        ----------


Total Liabilities and Stockholders' Equity                                         $4,488,604                        $3,083,763
                                                                                   ==========                        ==========

                      Mark Solutions, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                                    Six Months Ended                     Three Months Ended
                                                                       December 31                           December 31
                                                                  ----------------------               ----------------------
                                                                  1996              1995               1996               1995
                                                                  ----              ----               ----               ----
Revenues:
    Sales                                                     $ 1,684,030       $ 2,550,492       $ 1,374.672       $   583,435
    Other income                                                   11,177             - - -            11,177             - - -
                                                              -----------       -----------       -----------       -----------
      Total Revenues                                            1,695,207         2,550,492         1,385,849           583,435
                                                              -----------       -----------       -----------       -----------
Cost and Expenses:
    Cost of sales                                               1,358,375         2,929,219         1,116,549           820,327
    Selling, general and administrative                         1,822,640         1,977,745           936,872           975,098
                                                              -----------       -----------       -----------       -----------
      Total Costs and Expenses                                  3,181,015         4,906,964         2,053,421         1,795,425
                                                              -----------       -----------       -----------       -----------
Operating (Loss)                                               (1,485,808)       (2,356,472)         (667,572)       (1,211,990)
                                                              -----------       -----------       -----------       -----------
Other Income (Expenses):
    Interest earned                                                17,146            12,044             7,464             5,724
    Interest expense                                             (525,583)           (4,979)          (61,589)           (2,098)
    Loss on asset disposal                                         (3,120)            - - -            (1,500)            - - -
                                                              -----------       -----------       -----------       -----------
      Net Other Income (Expenses)                                (511,557)            7,065           (55,625)            3,626
                                                              -----------       -----------       -----------       -----------
(Loss) From Continuing Operations                              (1,997,365)       (2,349,407)         (723,197)       (1,208,364)
                                                              -----------       -----------       -----------       -----------
Discontinued Operations:
    Loss on cosmetics segment                                       - - -           (35,078)            - - -             - - -
    Loss on disposal of cosmetics segment                           - - -           (69,425)            - - -             - - -
                                                              -----------       -----------       -----------       -----------
      Loss From Discontinued Operations                             - - -          (104,503)            - - -             - - -
                                                              -----------       -----------       -----------       -----------
Net (Loss)                                                    $(1,997,365)      $(2,453,910)      $  (723,197)      $(1,208,364)
                                                              ===========       ===========       ===========       ===========
(Loss) Per Share                                              $      (.14)       $      (.20)      $      (.05)             (.10)
                                                              ===========       ===========       ===========       ===========
Weighted Average Shares Outstanding                            14,061,378        12,290,665        14,232,470        12,700,914
                                                              ===========       ===========       ===========       ===========
Dividends Paid                                                $         0       $         0       $         0       $         0
                                                              ===========       ===========       ===========       ===========

                      Mark Solutions, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                      Six Months Ended                  Six Months Ended
                                                                      December 31, 1996                 December 31, 1995
                                                               -----------------------------     -------------------------------
Cash Flows From Operating Activities:
  Net (loss)                                                                   $ (1,997,365)                       $ (2,453,910)
  Adjustments to reconcile net (loss) to
    net cash (used for) operating activities:
      Depreciation and amortization                             $  198,846                          $  312,600
      Accrued interest on debt conversion                            9,477                               - - -
      Loss on sale of equipment                                      3,120                               - - -
      Loss from discontinued operations                              - - -                             104,503
      Imputed interest expense on convertible debt                 440,000                               - - -
      (Increase) decrease in assets:
         Restricted cash                                            (1,907)                             16,075
         Accounts receivable                                      (874,173)                            395,968
         Costs and estimated earnings in excess
           of billings on contract in progress                       - - -                            (293,742)
         Inventories                                              (537,675)                           (177,211)
         Other current assets                                      (68,320)                            (29,170)
         Other assets                                              (34,414)                            (74,354)
      Increase (decrease) in liabilities:
         Accounts payable                                          633,281                            (494,548)
         Due to related parties                                     87,247                            (154,864)
         Accrued liabilities                                       (57,202)                             (5,016)
                                                                 ---------                           ---------

      Net adjustments to reconcile net (loss)
        to net cash (used for) operating activities                                (201,720)                           (399,759)
                                                                                -----------                          ----------
         Net Cash (Used for) Operating Activities                                (2,199,085)                         (2,853,669)

Cash Flows From Investing Activities:
  Additions to property and equipment                              (84,146)                            (28,334)
  Proceeds from disposition of segment                               - - -                              85,000
                                                                 ---------                           ---------
         Net Cash Provided by (Used for)
           Investing Activities                                                     (84,146)                             56,666

Cash Flows From Financing Activities:
  Proceeds from short-term borrowings                            2,200,000                               - - -
  Increase of short-term borrowings                                 13,086                               - - -
  Repayment of notes payable for equipment                          (8,386)                            (14,605)
  Proceeds from issuance of common stock                           105,982                           2,907,088
  Debt issue costs                                                (162,700)                              - - -

  Payment of issuance costs                                        (21,279)                              - - -
                                                                 ---------                           ---------
         Net Cash Provided by Financing Activities                                2,126,703                           2,892,483
                                                                                -----------                          ----------
Net Increase (Decrease) in Cash
  and Cash Equivalents                                                             (156,528)                             95,480

Cash at Beginning of Year                                                           263,922                             116,704
                                                                                -----------                          ----------
Cash at End of Period                                                             $ 107,394                          $  212,184
                                                                                ===========                          ==========

                      Mark Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Financial Statement Presentation:

       In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Mark Solutions, Inc. and Subsidiaries (the Company) as of December 31, 1996 and June 30, 1996 and the results of operations and cash flows for the six months ended December 31, 1996 and 1995.

       The accounting policies followed by the Company are set forth in the Notes to Financial Statements included in the company's Annual Reports on Form 10-K for the fiscal year ended June 30, 1996, respectively, and such notes are incorporated herein by reference.

       The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

       Certain reclassifications have been made to the current and prior year amounts to conform to the current period presentation.

       Convertible Debenture Conversion Discount - The discount to market value rights on conversion of convertible debentures to common stock is recorded as interest expense over the period from the sale of the debentures to the first conversion date.

Note 2 - Inventories:

       Inventories at December 31, 1996 and June 30, 1996 consist of the following:

                                     December 31, 1996        June 30, 1996
                                     -----------------        -------------
Raw materials                          $ 518,030                $ 127,477
Finished goods                           165,950                   18,828
                                       ---------                ---------
                                       $ 683,980                $ 146,305
                                       =========                =========

Note 3 - Convertible Debentures:

       On August 23, 1996, the Company sold $2,200,000 principal amount 7% convertible debentures due August 22, 1998 (the "Debentures"). The Debentures are convertible into shares of common stock at a conversion price which is the lesser of (i) $5-3/16 or (ii) 80% of the average closing bid price on the five trading days immediately preceding the date(s) of conversion. Interest on the Debentures is payable in cash or common stock at the Company's option. The outstanding balance of $2,200,000 as of September 30, 1996 is included in long-term debt excluding current maturities on the accompanying balance sheet.



       Included in interest expense for the period ended December 31, 1996 is $440,000 of imputed interest which represents the twenty percent discount on conversion of the convertible debentures into common stock.


       In connection with the issuance of these debentures, the Company incurred $162,700 of debt issue costs. These costs have been capitalized and are amortized over the term of the debentures.

Note 4 - Common Stock and Additional Paid-In Capital:

       During the six months ended December 31, 1996, the Company issued 43,572 shares of common stock as a result of exercise of warrants, receiving gross proceeds of $105,894.

Note 5 - Subsequent Events:

       On January 21, 1996, the Company sold $759,000 principal amount 7% convertible debentures due January 20, 1999 (the "1997 Debentures"). The 1997 Debentures are convertible, on or after July 15, 1997, into shares of common stock at a conversion price which is the lesser of (i) $2.125 or (ii) 80% of the average closing bid price on the five trading days immediately preceding the date(s) of conversion. Interest on the Debentures is payable in cash or common stock at the Company's option.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Date:   April 30, 1997                            MARK SOLUTIONS, INC.

                                                  By: /s/ Carl Coppola
                                                  --------------------
                                                  Carl Coppola- President,
                                                    Chief Executive Officer
                                                    and Chief Financial Officer