Form 10-K/A
period 1996-06-30
MARK SOLUTIONS INC
filed 1997-05-09
CIK 807397

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------
                                  FORM 10-K/A-2

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended        June 30, 1996
                           ------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                               ----------------------     ----------------------

                           Commission File No. 0-17118

                              Mark Solutions, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             112864481
----------------------------------                          -------------------
(State or other jurisdiction                                 (I.R.S. employer
 of incorporation or organization)                          identification no.)

       Parkway Technical Center
1515 Broad Street, Bloomfield, New Jersey                         07607
-----------------------------------------                       ----------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code         (201) 893-0500
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class      Name of each exchange on which registered
     -------------------      -----------------------------------------

          NONE
     -------------------      -----------------------------------------

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
                                               ---     ---

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

                                             DOCUMENTS INCORPORATED BY REFERENCE

         None

                            [Cover Page 2 of 2 Pages]

Mark Solutions, Inc. ("Mark") hereby amends its Form 10-K for the year ended June 30, 1996 filed on September 27, 1997 to file as follows:

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following Exhibit 10 e) is filed in this Form 10-K/A-2

         10 e)  -- Agreement between Data General Corporation and Mark dated
                   March 18, 1996 as amended on January 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MARK SOLUTIONS, INC.

May 7, 1997                    By:  /s/ Carl Coppola
                                   --------------------------
                                   (Carl Coppola, Chief
                                     Executive Officer and
                                     President)