Form 10-Q
period 1997-03-31
MARK SOLUTIONS INC
filed 1997-05-15
CIK 807397

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         March 31, 1997

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

Common Stock, $ .01 par value: 14,755,467 shares outstanding as of May 13, 1997.

                              MARK SOLUTIONS, INC.

                                    Form 10-Q
                                       for
                          Quarter Ended March 31, 1997

                                      Index

Part I.             Financial Information                 Page No.


Item 1. Financial Statements

        Consolidated Balance Sheets as of
         March 31, 1997 and June 30, 1996 ........           3

        Consolidated Statements of Operations
         for the Nine Months Ended
         March 31, 1997 and March 31, 1996 .......           5

        Consolidated Statements of Cash Flows
         for the Nine Months Ended March 31,
         1997 and March 31, 1996 .................           6

        Notes to Consolidated Financial Statements ...       7


Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of
       Operations .................................          9



Part II.             Other Information


Item 1. Legal Proceedings . . . . . . . . . . . . . .        12

Item 2. Changes in Securities ........................       12

Item 6. Exhibits and Reports on Form 8-K .............       12


                     Signatures                              13

                      Mark Solutions, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                     Assets

                                                            March 31, 1997          June 30, 1996
                                                            --------------          -------------

Current Assets:
    Cash and cash equivalents                                $   37,924            $  263,922
    Restricted cash                                              18,861               181,781
    Accounts receivable                                       2,299,139               904,596
    Inventories                                                 943,965               146,305
    Other current assets                                        110,125               133,325
                                                             ----------            ----------
      Total Current Assets                                              $3,410,014            $1,629,929

Property and Equipment:
    Machinery and equipment                                   1,488,255            1,472,528
    Demonstration equipment                                     436,348              395,419
    Office furniture and equipment                              378,594              324,006
    Leasehold improvements                                       41,568               14,254
    Vehicles                                                     62,283               68,783
    Property held under capital lease                               ---               40,929
                                                             ----------           ----------
      Total                                                   2,407,048            2,315,919

    Less:  Accumulated depreciation
             and amortization                                 2,047,565            1,939,415
                                                             ----------           ----------


      Net Property and Equipment                                           359,483               376,504

Other Assets:
    Costs in excess of net assets
      of businesses acquired, less accumulated
      amortization of $174,950 and $17,495 at
      March 31, 1997 and June 30, 1996,
      respectively                                              874,741            1,032,196
    Debt issue costs, less accumulated amortization
      of $47,454 at March 31, 1997                              115,246                  ---
    Other assets                                                 79,549               45,134
                                                             ----------           ----------


      Total Other Assets                                                1,069,536              1,077,330
                                                                       ----------             ----------






Total Assets                                                           $4,839,033             $3,083,763
                                                                       ==========             ==========

                    Mark Solutions, Inc. and Subsidiaries

                         Consolidated Balance Sheets


                     Liabilities and Stockholders' Equity

                                                                   March 31, 1997                  June 30, 1996
                                                                   --------------                  -------------
Current Liabilities:
    Accounts payable                                               $ 1,330,900                       $  499,254
    Short-term borrowings                                              250,000                              ---
    Current maturities of long-term debt                                97,434                           80,558
    Current portion of obligations under capital leases                    ---                            5,921
    Due to related parties                                             204,076                           45,194
    Accrued liabilities                                                165,373                          323,138
                                                                   -----------                       ----------
        Total Current Liabilities                                                  $ 2,047,783                        $  954,065

Other Liabilities:
    Long-term debt excluding current maturities                      1,739,343                           19,989
    Long-term portion of obligations under
      capital leases                                                       ---                           30,308
                                                                   -----------                       ----------
        Total Other Liabilities                                                      1,739,343                            50,297

Commitments and Contingencies

Stockholders' Equity:
    Common stock, $.01 par value,
      25,000,000 shares authorized,
      14,616,282 shares issued and
      outstanding at March 31, 1997
      and 13,576,315 shares issued and
      outstanding at June 30, 1996                                     144,850                          135,762
    Additional paid-in capital                                      26,222,518                       24,260,299
    Retained earnings (deficit)                                    (25,315,461)                     (22,316,660)
                                                                    ----------                       ----------
        Total Stockholders' Equity                                                   1,051,907                         2,079,401
                                                                                     ---------                         ---------




Total Liabilities and Stockholders' Equity                                         $ 4,839,033                       $ 3,083,763

                                                                                     =========                         ==========


                                     -4-


                    Mark Solutions, Inc. and Subsidiaries

                    Consolidated Statements of Operations

                                                                        Nine Months Ended                  Three Months Ended
                                                                             March 31                           March 31
                                                                -----------------------------      -----------------------------
                                                                    1997              1996             1997              1996
                                                                -----------       -----------      -----------        ----------
Revenues:
    Sales                                                       $ 3,276,578       $ 3,206,371      $ 1,581,371        $  655,879
                                                                -----------       -----------      -----------        ----------

Cost and Expenses:
    Cost of sales                                                 2,665,643         3,656,949        1,307,268           749,210
    Selling, general and administrative                           2,899,160         2,807,949        1,076,520           808,724
                                                                -----------       -----------      -----------        ----------

      Total Costs and Expenses                                    5,564,803         6,464,898        2,383,788         1,557,934
                                                                -----------       -----------      -----------        ----------


Operating (Loss)                                                 (2,288,225)       (3,258,527)        (802,417)         (902,055)
                                                                 ----------       -----------      -----------        ----------

Other Income (Expense):
    Interest earned                                                  21,272            20,167            4,126             8,123
    Interest expense                                               (728,728)           (8,344)        (203,145)           (3,365)
    Loss on asset disposal                                           (3,120)          (72,117)             ---           (72,117)
    Gain on sale of equipment                                           ---            12,116              ---            12,116
                                                                -----------       -----------      -----------        ----------

      Net Other Income (Expense)                                   (710,576)          (48,178)        (199,019)          (55,243)
                                                                -----------       -----------      -----------        ----------


(Loss) From Continuing Operations                                (2,998,801)       (3,306,705)      (1,001,436)         (957,298)
                                                                -----------       -----------      -----------        ----------


Discontinued Operations:
    Loss of Bar-Lor Subsidiaries                                        ---           (35,078)             ---               ---
    Loss on disposal of Bar-Lor Subsidiaries                            ---           (69,425)             ---               ---
                                                                -----------       -----------      -----------        ----------

      Loss From Discontinued Operations                                 ---          (104,503)             ---               ---
                                                                -----------       -----------      -----------        ----------


Net (Loss)                                                     $ (2,998,801)     $ (3,411,208)    $ (1,001,436)      $  (957,298)
                                                               ============      ============     ============       ===========


(Loss) Per Share                                               $       (.21)     $       (.27)    $       (.10)      $      (.07)
                                                               ============      ============     ============       ===========

Weighted Average Shares Outstanding                              13,974,665        12,500,250       14,475,378        12,923,356
                                                               ============      ============     ============      ============

Dividends Paid                                                 $      - 0 -      $      - 0 -     $      - 0 -      $      - 0 -
                                                               ============        ==========       ==========        ==========
                                     -5-


                    Mark Solutions, Inc. and Subsidiaries

                    Consolidated Statements of Cash Flows


                                                                      Nine Months Ended                   Nine Months Ended
                                                                        March 31, 1997                      March 31, 1996
                                                                -----------------------------      -----------------------------
Cash Flows From Operating Activities:
  Net (loss)                                                                  $ (2,998,801)                       $ (3,411,208)
  Adjustments to reconcile net (loss) to
   net cash (used for) operating activities:
     Depreciation and amortization                              $  316,453                         $  466,350
     Imputed and accrued interest expense on
        convertible debt                                           637,810                                ---
     Loss from discontinued operations                                 ---                            104,503
     Loss on asset disposal                                            ---                             60,001
     Loss on sale of equipment                                       3,120                                ---
     (Increase) decrease in assets:
        Restricted cash                                            162,920                             58,269
        Accounts receivable                                     (1,394,543)                           344,016
        Costs and estimated earnings in excess
          of billings on contract in process                           ---                            (95,714)
        Inventories                                               (797,660)                           (53,724)
        Other current assets                                        23,200                           (109,226)
        Other assets                                               (34,415)                           (67,154)
     Increase (decrease) in liabilities:
        Accounts payable                                           831,646                           (869,801)
        Due to related parties                                     158,882                           (162,036)
        Accrued liabilities                                       (157,765)                           (50,934)
                                                                ----------                          ---------
     Net adjustments to reconcile net (loss)
      to net cash (used for) operating activities                                 (250,352)                           (375,450)
                                                                                 ---------                           ---------
        Net Cash (Used for) Operating Activities                                (3,249,153)                         (3,786,658)

Cash Flows From Investing Activities:
  Additions to property and equipment                              (97,629)                           (35,437)
  Proceeds from disposition of segment                                 ---                            100,000
  Proceeds on sale of assets                                           ---                             12,500
                                                                ----------                          ---------
        Net Cash Provided by (Used for) Investing Activities                       (97,629)                             77,063

Cash Flows From Financing Activities:
  Repayment of notes payable for equipment                             ---                            (25,394)
  Proceeds from short-term borrowings                              250,000                                ---
  Proceeds from convertible debt                                 2,950,000                                ---
  Increase from notes payable to bank                               12,649                                ---
  Repayment of notes payable to bank                               (12,561)                               ---
  Payment of offering costs and commissions                            ---                             (6,092)

  Proceeds from issuance of common stock                           105,894                          3,639,477
  Debt issue costs                                                (162,700)                               ---
  Payment of issuance costs                                        (22,498)                               ---
                                                                ----------                          ---------
        Net Cash Provided by Financing Activities                                 3,120,784                           3,607,991
                                                                                 ----------                          ----------

Net (Decrease) in Cash                                                             (225,998)                           (101,604)

Cash at Beginning of Year                                                           263,922                             116,704
                                                                                 ----------                          ----------

Cash at End of Period                                                            $   37,924                          $   15,100
                                                                                 ==========                          ==========

                      Mark Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


 Note 1 - Financial Statement Presentation:

          In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Mark Solutions, Inc. and Subsidiaries (the "Company") as of March 31, 1997 and June 30, 1996 and the results of operations and cash flows for the nine months ended March 31, 1997 and 1996.

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

           Convertible Debenture Conversion Discount- The conversion discount rate to market value of convertible debentures to common stock is recorded as interest expense over the period from the sale of the debentures to the first conversion date.

          Certain reclassifications have been made to the current and prior year amounts to conform to the current period presentation.


 Note 2 - Inventories:

    Inventories at March 31, 1997 and June 30, 1996 consist of the following:

                        March 31, 1997           June 30, 1996
                        --------------           -------------

Raw materials            $   717,413              $  127,477
Finished goods               226,552                  18,828
                         -----------              ----------
                         $   943,965              $  146,305
                         ===========              ==========



 Note 3 - Short-Term Borrowings:


         The Company has available a bank line of credit based on 60% of eligible accounts receivable and 32% of the appraised value of eligible machinery and equipment, not to exceed the line of credit amount of $400,000. The above revolving credit is collateralized by substantially all of the Company's assets plus the personal guarantee of the Company's president. Interest is payable monthly at 1-1/2% above the bank's prime rate and is due March 1998.

  Note 4 - Convertible Debentures:

          On August 23, 1996, the Company sold $ 2,200,000 principal amount 7% convertible debentures due August 22, 1998 (the "1996 Debentures"). On December 26, 1996, the terms of the 1996 Debentures were amended to (i) prohibit additional conversions until March 31, 1997 unless the trading price of the common stock reaches levels in excess of $ 3.00 per share and (ii) modify the conversion price to the lesser of (a) $ 1.38 or (b) 80% of the average closing bid price on the five trading days immediately preceding the date(s) of conversion. The outstanding balance of $ 950,000 as of March 31, 1997 is included in long-term debt excluding current maturities on the accompanying balance sheet.

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

           Included in interest expense for the period ended March 31, 1997 is $ 590,000 of imputed interest which represents the twenty percent discount on conversion of each of the above convertible debentures into common stock.


 Note 5 - Common Stock and Additional Paid-In Capital:

          During the nine months ended March 31, 1997, the Company issued 43,572 shares of common stock as a result of exercise of warrants, receiving gross proceeds of $ 105,894.


 Note 6 - Legal Proceedings:

           On March 3, 1997 a verdict was received in favor of the Company on the complaint of JTF Management Associates Ltd. and Joel Fishman alleging commissions of $ 10,000,000 due from the Company. The Company was not awarded any damages on its counterclaims.

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

     The Company has expanded its marketing efforts to more aggressively pursue domestic and international joint venture and design/build development opportunities to obtain projects and improve its results of operations in efforts to achieve profitability. Since January 1, 1996, the Company has reduced office staff. From January 1996 to September 1996, the Company decided not to occupy factory space, but outsourced the manufacturing of its small modular cell projects to third party manufacturers. As of October 1996 the Company has occupied new factory facilities. The Company will continue to review its overhead and personnel expenses based on operating results and prospects.

     The Company is continually bidding on and soliciting joint venture opportunities regarding construction projects. The anticipated revenues from any major project, would substantially improve the Company's operating results and cash flow, although no assurances can be given that any of these projects will be awarded to the Company. On July 17, 1996, the Company was awarded a contract from the State of New York which management anticipates will generate revenues of approximately $ 50,000,000 over three years ending December 31, 1999. Through February 14, 1997 the Company has received orders aggregating approximately $3,000,000 under the New York State agreement.

     The Company currently has bids pending on approximately $ 12,140,000 in projects. For the nine months ended March 31, 1997, the Company submitted bids on approximately $ 31,800,000 in projects, of which $ 743,029 was awarded to the Company. The Company continues to be under consideration for approximately $12,140,000 of these projects.

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

 Results of Operations

     The substantial majority of the Company's operating revenues for the reported periods were derived from the sale of its modular cells for correctional institutions. Management believes that the sale of these modular steel products will continue to represent the substantial majority of the

Company's operating revenues through September 30, 1997. For the nine months ended March 31, 1997, sales of the modular steel products represented 94.7% of total revenues.

     Revenues from sales for the nine months ended March 31, 1997 increased 2.2% to $ 3,276,578 from $ 3,206,371 for the comparable 1996 period. These stagnant sales are attributable to the continued sporadic sales of its modular steel cell products as discussed in "General".

     Cost of sales for the nine months ended March 31, 1997, which consists primarily of materials, labor, supplies, and fixed factory overhead expense, decreased 27.1% to $ 2,665,643 from $ 3,656,949 for the comparable 1996. Cost of sales as a percentage of revenues was 81.4% for the nine months ended March 31, 1997 as compared to 114.0% for the comparable 1996 period. Despite losses incurred in connection with the outsourcing of projects for the three months ended September 30, 1996 and factory start up costs incurred in the quarter ended December 31, 1996, the Company reduced its cost of sales as a percentage of revenues for the modular cell products from 114.0% for the period ended March 31, 1996 to 82.4% for the period ended March 31, 1997 through improved gross profit margins and operating efficiencies. For the nine months ended March 31, 1997 fixed factory overhead expenses were $ 114,767 as compared to $ 154,090 for the comparable 1996 period due to savings associated with the decision not to maintain a factory for the three months ended September 30, 1996. Additionally, the Company's MarkCare product line has lower costs of sales (49.8% as a percentage of revenues) as compared to the modular cell product line. Management believes that the substantial majority of the revenues of the MarkCare line will be attributable to software sales and support services, which have virtually no costs of sales.

     Selling, general and administrative expenses for the nine months ended March 31, 1997 increased 3.2% to $ 2,899,160 from $ 2,807,949 for the comparable 1996 period. This stabilization is attributable to a reductions in office staff, trade show expenses, professional fees and the elimination of amortization expenses related to the IntraScan I acquisition, partially offset by the inclusion of $ 631,564 of selling, general and administrative expenses of Simis Medical Imaging, Ltd. which was acquired in May 1996.

 Liquidity and Capital Resources

     The Company's working capital requirements result principally from staff and management overhead, office expense and marketing efforts. The Company's working capital requirements have historically exceeded its working capital from operations due to the sporadic sales of its products. Accordingly, the Company has been dependent and, absent significant improvements in operations, will continue to be dependent on the infusion of new capital in the form of equity or debt financing to meet its working capital deficiencies, although no assurance can be given that such financing will be available. The Company believes its present available working capital is sufficient to meet its operating requirements through July 31, 1997. On March 10, 1997, the Company obtained a $400,000 revolving line of credit collateralized by substantially all of the Company's assets. To the extent it requires additional capital, the Company will continue to principally look to private sources.

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

         The Company presently has an effective registration statement relating to 3,368,880 shares of Common Stock issuable upon the exercise of warrants and options, the majority of which are at exercise prices ranging from $ 2.00 to $5.00 per share. The Company will initially look to the exercise of presently outstanding warrants and options to meet working capital deficits, however, if sufficient securities are not exercised, the Company will be required to seek additional private sales of its securities, which, if available, would most likely be at discounts to the current trading price of the Company's Common Stock.

           The Company's inventory increased to $ 943,965 at March 31, 1997 from $ 146,305 at June 30, 1996 as the Company increased purchases of raw materials and components for projects in production.

           Cash and cash equivalents decreased from $ 263,922 at June 30, 1996 to $ 37,924 at March 31, 1997 as certain accounts payable were satisfied. During the six months ended March 31, 1997, cash and cash equivalents decreased $1,517,955 as accounts receivable related to projects for which the Company purchased raw materials and cell components remain outstanding. Working capital increased to $ 1,362,231 at March 31, 1997 from $ 675,864 at June 30, 1996 primarily due to proceeds from the 1996 Debentures and 1997 Debentures placements offset by operating expenses.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

On March 3, 1997 a verdict in favor of the Company was rendered in the Supreme Court of New York State, Westchester County (JTF Management Associates, Ltd. and Joel Fishman v. Mark Correctional Systems, Inc. and Mark Lighting Index No. 93-22722). Plaintiffs alleged damages for commissions in the sum of $ 10 million. The Company was not awarded any damages on its counterclaim for fraud and misrepresentation.


Item 2. Changes in Securities.

 (a) On August 23, 1996, the Company sold $ 2,200,000 principal amount 7% convertible debentures due August 22, 1998 (the "1996 Debentures"). On December 26, 1996, the terms of the 1996 Debentures were amended to (i) prohibit additional conversions until March 31, 1997 unless the trading price of the common stock reaches levels in excess of $ 3.00 per share and (ii) modify the conversion price to the lesser of (a) $ 1.38 or (b) 80% of the average closing bid price on the five trading days immediately preceding the date(s) of conversion. The outstanding principal amount of the debentures as of March 31, 1997 was $ 950,000.

(c) On January 21, 1997, the Company sold $ 750,000 principal amount 7% convertible debentures due January 20, 1999 (the "1997 Debentures") to Frank Brosens. The 1997 Debentures are convertible, on or after July 15, 1997, into shares of common stock at a conversion price which is the lesser of (i) $ 2.125 or (ii) 80% of the average closing bid price on the five trading days immediately preceding the date(s) of conversion. Interest on the Debentures is payable in cash or common stock at the Company's option. The 1997 Debentures were sold without registration in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933 due to the sophistication of the investor and the limited nature of the offering.


Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

Exhibit No.              Exhibit Description

27.1                     Financial Data Schedule

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Date:   May 14, 1997

                                       MARK SOLUTIONS, INC.

                                       By: /s/ Carl Coppola
                                           Carl Coppola - President,
                                            Chief Executive Officer
                                            and Chief Financial Officer