Form 10-K405
period 1997-06-30
MARK SOLUTIONS INC
filed 1997-09-29
CIK 807397

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------
                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       June 30, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from   ________________ to _______________


                           Commission File No. 0-17118

                              Mark Solutions, Inc.
             (Exact name of registrant as specified in its charter)

                 Delaware                                112864481
(State or other jurisdiction of             (I.R.S. employer identification no.)
  incorporation or organization)

Parkway Technical Center
1515 Broad Street, Bloomfield, New Jersey                  07003
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code                (973) 893-0500



Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                  Name of each exchange on which registered
 -------------------                  -----------------------------------------
                                                         NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $ .01 par value
                     Class A Common Stock Purchase Warrants
                     --------------------------------------
                                (Title of class)



     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].

     The aggregate market value of the 12,927,231 shares of Common Stock held by non-affiliates of the Registrant on September 23, 1997 was $48,477,116 based on the closing sales price of $3.75 on September 23, 1997.

     The number of shares of Common Stock outstanding as of September 23, 1997 was 15,904,487.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.  Business

(a)  General Development of Business.

     Mark Solutions, Inc. ("Mark") is a Delaware corporation which operates its various businesses through wholly-owned subsidiaries and a division.

     Mark is engaged in the design, manufacture, and/or distribution of (i) modular steel cells for housing of the general prison population as well as for use as infectious disease isolation units for correctional institutions and health care facilities, (ii) diagnostic support and archiving computer systems marketed under the name "IntraScan" and (iii) a treatment booth for communicable diseases.

     In its marketing of modular steel products, Mark responds to public bids and pursues joint ventures and affiliations with other companies to solicit design, build and/or operate correctional facilities projects both domestically and internationally.

     Mark was incorporated under the laws of the State of Delaware on September 29, 1986 under the name "Showcase Cosmetics, Inc."


(b)  Financial Information about Industry Segments

     The following table sets forth information regarding Mark's industry segments and classes of products. Information regarding discontinued cosmetics operations, which were sold in October 1995, is excluded.


                                            Fiscal Year Ended June 30,
                                    -------------------------------------------
                                       1997            1996            1995
                                    -----------     -----------     -----------
Sales to unaffiliated
 customers:

Mark Correctional Systems:
    Modular Cells ..............    $ 6,114,195     $ 3,256,574     $ 5,949,490
                                    -----------     -----------     -----------

MarkCare Medical Systems:
    IntraScan ..................        224,125          41,946          15,000
   Treatment Booths ............        111,424         156,095         161,083
                                    -----------     -----------     -----------
                                        335,549         198,041         176,083
                                    -----------     -----------     -----------
                                    $ 6,449,744     $ 3,454,615     $ 6,125,573
                                    ===========     ===========     ===========
Operating Loss:


Mark Correctional Systems ......    $(2,706,272)    $(4,508,406)    $(3,055,631)
MarkCare Medical Systems .......     (1,035,934)       (555,462)       (671,099)

Identifiable Assets:

Mark Correctional Systems ......    $ 5,002,432     $ 1,317,620     $ 3,505,086
MarkCare Medical Systems .......        429,845       1,766,143         268,795

(c)  Narrative Description of Business


Products and Services


Mark Correctional Systems Division

     Mark operates its modular steel cell and infectious disease isolation unit business through its division, Mark Correctional Systems.


     Modular Cells. Since the initial sale of its prefabricated modular steel cells for housing the general prison population in 1989, Mark has manufactured and sold security prison cells in 14 states including Indiana, Illinois, New York, New Jersey, Michigan, Missouri, Washington and Wisconsin. Revenues generated by the sale of cells to correctional facilities aggregated $6,114,195 or 94.8% of Mark's total operating revenues for the fiscal year ended June 30, 1997.

     These revenues are primarily attributable to nine projects including $ 3,122,451 attributable to the New York State agreement described below.

     Effective March 15, 1996, Mark received a three-year agreement from the State of New York to be the exclusive supplier of modular steel prison cells and shower facilities. Management anticipates that this contract will generate revenues of approximately $50,000,000 over its term, which would represent Mark's largest contract to date. Pursuant to the agreement, Mark will provide complete, partially complete and/or components of modular units and support services to Corcraft (Department of Corrections-Division of Industries) for sale to State and local governments. The agreement has a stated estimate of 2,455 cells over the three years; however no minimum volume is guaranteed and purchase orders are to be issued for specific projects. The State of New York reserves the right to renegotiate the stated contract prices or solicit third party bids for any single order of 700 or more cells. At its option, New York State may license the manufacture of the entire cell and will not be obligated to pay additional licensing fees after (i) Mark receives total payments of $15,000,000 under the agreement, (ii) the total number of cells manufactured under the license exceeds 1,000 or (iii) the fifth anniversary date of the agreement. On August 25, 1997, Mark received a purchase order of approximately $12,000,000 from New York State under this agreement which is scheduled to be completed by December 31, 1997.

     Mark's modular cell is a prefabricated, installation-ready, lightweight steel structure which is manufactured according to the construction and security specifications of each correctional institution project in sizes from 60 to 200 square feet. Each modular cell can be equipped with lavatory facilities; wall-mounted sleeping accommodations; desk and stool; lighting and ventilation systems; and optional components such as fixed or operable windows and hinged or sliding security doors. Each modular cell is constructed of durable low maintenance, non-porous materials including a scratch resistant epoxy polymer finish and is acoustically and thermally insulated.

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


     Infectious Disease Isolation Units. Mark initially adapted its modular cell design to the manufacturing of infectious disease isolation units in 1992 for a court-ordered project at a New York City correctional institution on Rikers Island. Mark focuses its infectious disease isolation unit marketing efforts on correctional institutions and healthcare facilities.

     In addition to the modular cell features, the infectious disease isolation units are equipped with shower facilities and a protective anteroom for healthcare providers and other individuals coming in contact with the occupant. To prevent the escape of contaminated air, each unit is equipped with a negative pressure ventilation system, which safely discharges the air externally. Mark's epoxy polymer finish also allows for more effective bacteriological cleansing of the unit.

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



MarkCare Medical Systems, Inc.

     Mark operates its healthcare products business through MarkCare Medical Systems, Inc., a wholly-owned Maryland subsidiary ("MarkCare-US") and MarkCare Medical Systems, Ltd., a wholly-owned United Kingdom subsidiary (MarkCare-UK"). MarkCare-US and MarkCare UK are collectively referred to as "MarkCare".

     IntraScan II System. Since its acquisition of MarkCare-UK in May 1996, MarkCare has primarily focused its marketing efforts on IntraScan II, a

"filmless" picture, archiving and communications system (PACS). IntraScan II is marketed to radiology departments, large healthcare facilities, hospitals and outpatient imaging group practices primarily through a marketing agreement with Data General Corporation ("Data General") described below.

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

     The IntraScan II system allows image manipulation, including simulation of the multi-image view box which allows side-by-side comparisons of images from different modalities (e.g. x-ray and CAT Scan).

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

     Effective March 18, 1996, Mark entered into a Master Supplier Agreement with Data General pursuant to which Mark provides IntraScan II software and related services to Data General to be incorporated into PACS sales proposals and bids to healthcare facilities. The products and services to be provided by Mark will be negotiated between Mark and Data General on a project by project basis. Pursuant to this agreement, Mark is Data General's exclusive supplier of PACS software products and Mark is permitted to market and sell the IntraScan II software to other distributors or systems integrators.

     While no assurances can be given, Mark believes that the sales related to the IntraScan II system, will generate material revenues in the fiscal year ending June 30, 1998.

IntraScan I System. MarkCare continues to market its IntraScan I system on a limited basis to radiologists, gynecologists, urologists and small independent medical practices.

     The IntraScan I system is a computer-based diagnostic support product for ultrasound equipment. IntraScan I is an archiving and image enhancing system which enables medical technicians to manipulate ultrasound images for improved diagnostic capabilities. The information archiving applications of IntraScan I can be networked similar to the IntraScan II system.

     The IntraScan I system consists of software programs protected by U.S. copyrights and standard hardware computer equipment as to which Mark has no proprietary interests.


Treatment Booths. Mark has marketed its treatment booths since 1992 and focuses its marketing efforts on healthcare facilities. Mark has obtained FDA approval of the treatment booth as a "class III medical device". See "Regulation."

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


     Manufacturing and Assembly. Mark manufactures and assembles its modular cells, infectious disease isolation units and treatment booths at its 74,000 square foot plant located in Jersey City, New Jersey, which is equipped with a fully automated computer driven design and tooling system. This system allows for more precise tolerances and faster production output. The raw materials for

Mark's products, including sheet metal, hardware and other components are supplied primarily by regional manufacturers. In addition to the manufacture of the shell of its products, Mark purchases, assembles and installs the ancillary components including lavatory facilities, shower facilities, desks, stools and sleeping bunks. Management believes that there are a sufficient number of national vendors to meet its raw material and component needs, and that Mark is not dependent upon a limited number of suppliers. With respect to the IntraScan systems, Mark's primary responsibility will be the development and loading of software programs on to standard hardware equipment, minimal hardware modifications and networking. Mark is able to conduct its IntraScan assembly and modifications activities at the offices of MarkCare-UK and its executive offices. In the event Mark determines that additional space is necessary based on orders, management believes that adequate space will be available on acceptable economic terms.

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



Marketing and Sales

     Modular Cells and Infectious Disease Isolation Units. The market for Mark's modular cell and infectious disease isolation units is primarily Federal, state and local governmental agencies responsible for the construction and maintenance of correctional institutions. While Mark believes its modular cell technology has other applications such as temporary emergency housing, for the foreseeable future the correctional institutions market will represent the substantial majority of its modular products business. No assurances can be given that any other markets will develop to any significant degree.

     Mark designs prototypes of its modular cells and infectious disease isolation units for marketing, sales and trade show demonstrations. Mark's marketing and sales efforts are managed by its Vice President of Sales and Marketing and include in-person solicitations, direct mail campaigns and participation in industry trade shows. Mark presently markets and sells its modular cells and infectious disease isolation units directly and through independent manufacturers' representatives. Mark's network consists of 14 representatives servicing 25 states and 6 foreign countries including Canada, Italy, South Africa, Russia and Latin America. Each representative generally enters into an agreement with Mark which contains certain non-disclosure restrictions and provides for payment on a commission basis.

     As a result of the New York State agreement, Mark has identified State prison industries, which operate as job training and rehabilitative programs for inmates, as a high potential market for its modular cells. Mark is soliciting interest in the integration of its cells into other prison industries programs based on the New York State model.

     IntraScan Systems. The IntraScan II system is primarily marketed jointly with Data General as the prime contractor to its existing healthcare client base and to other healthcare institutions. Mark personnel participate in systems demonstrations, site visits and assist in the solicitation of and response to request for proposals. Mark is exploring other strategic alliances with established medical equipment providers to gain access to exiting clients and to benefit from such companies' marketing and sales forces. The IntraScan I system is marketed on an independent limited basis by MarkCare's internal sales personnel.

     Treatment Booths. The marketing and sales efforts related to treatment booths are conducted by Mark's internal sales personnel and is conducted primarily through print advertisement.

     Sales efforts, which are managed by its Vice President of Sales and Marketing, include participation in trade shows, print advertising in medical trade publications, direct mail advertising programs and the use of demonstration videos.


Bid Process, Subcontracting and Bonding Requirements

    Mark has derived the substantial majority of its revenues from state and local government correctional projects and is consequently required to prepare and submit bid proposals based on the design and specifications prepared by the supervising architectural or engineering firm. Mark prepares and submits a formal bid proposal, which includes price quotations and estimates, selected material options and construction time estimates. Depending on the nature of the project, Mark itself may bid, or provide bidding data regarding Mark's products to a firm which is bidding to become the general contractor for the project. In the latter case, the Mark data is incorporated in the bid made by the prospective general contractor. After receipt and review of all accepted bids the governmental agency awards the contract based on numerous factors including costs, reputation, completion estimates and subcontracting arrangements. In those instances where Mark is not the direct bidder but provides bid information to a general contractor who is ultimately awarded the project, there is no guarantee that Mark will receive the subcontract business.

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

     Mark's treatment booth is a "class III medical device" and IntraScan I and IntraScan II are "class II medical devices" as classified by the Federal Food and Drug Administration ("FDA") and are subject to the premarket notification and approval process. Accordingly, the products are regulated by The Federal Food, Drug and Cosmetic Act and The Safe Medical Devices Act of 1990 regarding the (i) effectiveness and safety of the product, (ii) condition of the manufacturing facilities and procedures and (iii) labeling of devices. Mark has received FDA approval for the treatment booth and the IntraScan systems authorizing commercial distribution.

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

     Although competition in the construction industry is intense, Mark believes it can compete for market share of correctional facility construction business by promoting the viability and construction advantages of its technology to the architectural, engineering and construction industries. In this regard management emphasizes the uniqueness of its modular cell design which can be manufactured and installed more efficiently than traditional construction alternatives by virtue of lower labor and construction costs and shorter installation time and the life cycle cost savings. Similarly, management believes that the cost-effective design, operating costs and performance of its infectious disease units and treatment booths will allow Mark to compete in the healthcare market, but there can be no assurances in this regard.

     IntraScan Systems. With regard to IntraScan II, other companies, which are larger and better established than Mark, provide PACS systems for radiology departments. In addition, large film and medical equipment manufacturers may enter into the PACS business as the potential market is recognized. Mark believes the effectiveness of the PACS system, features and post-installation support are significant factors for its market and Mark believes it can compete by focusing its product development on platform independent software applications which broadens the market base, continually updating the features of its software and forming strategic alliances with established healthcare computer systems providers such as Data General.


Employees

     At September 23, 1997 Mark had three management employees, four sales employees, seven engineering employees and six office and clerical employees. Mark also employs approximately 23 hourly employees in its manufacturing facilities who are subject to a collective bargaining agreement with Mark expiring on August 31, 1998. Management believes its employee relations to be good.

     At September 23, 1997, MarkCare-UK had one executive employee and eight clerical/software development employees.


Trademarks, Patents and Trade Secrets

     Mark owns a patent on certain aspects of its treatment booth expiring in 2014. Mark does not presently own any patents on its modular cells, infectious disease isolation units or manufacturing assembly process. However, Mark attempts to protect its proprietary trade secrets regarding the design and manufacture of its products through non-disclosure agreements between Mark its employees and most third-party suppliers and manufacturers' representatives.

     Mark owns two United States copyrights on the software applications of the IntraScan I system.

     The IntraScan II software programs are protected by British common law copyright. In addition, Mark owns a United States copyright regarding the

IntraScan II software. Mark has applied for patents on several aspects of the IntraScan II system.



Item 2.  Property

     Mark leases its executive offices at 1515 Broad Street, Bloomfield, New Jersey 07003, which consist of 6,500 square feet of space. Mark's lease expires on December 31, 1998 and provides for monthly rent of $7,200. In addition, Mark leases 74,000 square feet of manufacturing space in Jersey City, New Jersey pursuant to a triple net lease expiring on November 15, 2004 at an annual rental of $174,240 for the initial five years. The rent for the remaining three years is subject to increases based on the consumer price index at that time.

     MarkCare-UK leases its offices, which consist of 1,750 square feet of space on a month to month basis at a monthly rent of $4,750.

     Management believes its present manufacturing facilities and additional available facilities are sufficient for Mark's current and anticipated needs.



Item 3.  Legal Proceedings

Mark is not a party to any litigation other than ordinary routine litigation incidental to its business.



Item 4.  Submission of Matters to a Vote of Security-Holders

      Not Applicable

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.


(a)  Market Information.

     The following table sets forth for the calendar quarters indicated the high and low bid prices of Mark's Common Stock and Class A Warrants. The Common Stock trades on the NASDAQ system, Small Cap market under the symbol "MCSI". The Class A Warrants trade in the over-the-counter market bulletin board and pink sheets.


                                       Common Stock        Class A Warrants

                                    -----------------     ------------------
                                      High       Low        High      Low
                                      ----       ---        ----      ---

1995
1st Quarter                          4-1/8        2         3/8       3/8
2nd Quarter                          5-1/2      3-1/4       3/8       3/8
3rd Quarter                          8-7/8      5-1/4      3-5/8     1-7/8
4th Quarter                            8        5-1/4        4       2-1/2

1996
1st Quarter                          8-1/4      5-1/2      3-1/2     3-1/4
2nd Quarter                          8-3/8      5-1/4      3-5/8     1-7/8
3rd Quarter                          6-5/8        5        3-1/4     1-5/8
4th Quarter                          5-7/8      1-3/8        4        NA

1997
1st Quarter                          2-3/4      15/16        NA       NA
2nd Quarter                          2-15/16      1          NA       NA
3rd Quarter (thru September 23)      4-1/2      1-15/16      3/8      NA

----------
     Over-the-counter quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transactions. Trading in Mark's Class A Warrants is sporadic and insignificant.

(b)  Holders.

     As of September 23, 1997, there were 184 holders of record of the Common Stock and one holder of record of the Class A Warrants. Mark estimates the number of beneficial holders of its Common Stock to be in excess of 450. There are 22 market makers in the Common Stock.

(c)  Dividends.

     Mark has never paid and does not intend to pay in the foreseeable future, cash dividends on its Common Stock.

(d) Sales of Unregistered Securities in Fiscal Year 1997.

     The following sets forth information regarding private placement of equity securities by Mark during the fiscal year ended June 30, 1997.

     Mark sold 992,194 shares of Common Stock pursuant to the conversion of debentures issued in a private placement to Southbrook International Investments, Ltd. The conversion was effected in reliance of the registration exemption provided by Section 4(2) of the Securities Act of 1933 (the "Securities Act") as not involving a public offering due to the limited nature of the offering and the investor sophistication of the investor.


      Mark issued the following warrants to five individuals for sales and/or investor relations services. Each of the transactions was effected in reliance of the registration exemption provided by Section 4(2) of the Securities Act as not involving a public offering due to the limited nature of the offering and the investor sophistication of the investor.

              Number          Per Share
             of Shares        Exercise          Warrant        Grant
            Purchasable        Price             Term           Date
            -----------        -----             ----           ----
              50,000           $ 5.75           2 Years       09/19/96
              50,000             5.125          2 Years       09/04/96
             100,000             2.00           2 Years       04/01/97
              50,000             1.25           3 Years       05/30/97
             100,000             2.00           2 Years       06/18/97

     Mark issued the following options to its outside directors as compensation for serving as a Board member. Each of the transactions was effected in reliance of the registration exemption provided by Section 4(2) of the Securities Act as not involving a public offering due to the limited nature of the offering and the individuals' relationship to Mark.

                Number          Per Share
               of Shares        Exercise          Warrant        Grant
              Purchasable        Price             Term           Date
              -----------        -----             ----           ----
                120,000         $ 5.75            5 Years       09/19/96
                120,000           2.00            5 Years       02/07/97


     As partial consideration under a new employment agreement, on May 30, 1997 Carl Coppola was granted three-year warrants to purchase 250,000 shares of Common Stock at an exercise price of $1.25; 250,000 shares of Common Stock at an exercise price of $2.00 and 250,000 shares of Common Stock at an exercise price of $2.75. This transaction was effected in reliance of the registration exemption provided by Section 4(2) of the Securities Act as not involving a public offering due to the limited nature of the offering and the individuals' relationship to Mark.

     In June 1997, Mark issued to three investors an aggregate of $1,550,000 in two-year principal amount convertible debentures with a conversion rate of $ .80 per share. Each of the transactions was effected in reliance of the registration exemption provided by Section 4(2) of the Securities Act as not involving a public offering due to the limited nature of the offering and the investor sophistication of the investors.

Item 6. Selected Financial Data


     The following Selected Financial Data are based upon financial statements appearing elsewhere herein and such information should be read in conjunction with such financial statements and notes thereto.

Income Statement Data:

                                                                      Fiscal Years Ended June 30
                                           ----------------------------------------------------------------------------
                                               1997            1996            1995            1994           1993
                                           ------------    ------------    ------------    ------------    ------------
Revenues                                   $  6,449,744    $  3,454,615    $  6,125,573    $  3,183,073    $  5,309,660
                                           ------------    ------------    ------------    ------------    ------------

Costs and Expenses:
   Costs of Sales                             6,091,773       4,022,102       5,975,973       2,370,971       3,742,371
   Selling, general and administrative        4,100,177       3,718,886       3,876,330       3,592,081       2,334,159
   Research and development                          --              --              --         270,322         558,118
   Reduction of carrying value of assets             --         777,495              --              --              --
                                           ------------    ------------    ------------    ------------    ------------
      Total Costs and Expenses               10,191,950       8,518,483       9,852,303       6,233,374       6,634,648
                                           ------------    ------------    ------------    ------------    ------------

Operating Income (Loss)                      (3,742,206)     (5,063,868)     (3,726,730)     (3,050,301)     (1,324,988)

Net Other Income (Expense)                   (1,697,059)        (46,691)        (85,905)        (64,749)       (262,209)

Income Tax                                           --              --              --         (29,460)             --
                                           ------------    ------------    ------------    ------------    ------------


(Loss) From Continuing Operations            (5,439,265)     (5,110,559)     (3,812,635)     (3,144,510)     (1,587,197)

(Loss) From Discontinued Operations                  --        (104,503)     (1,377,438)       (993,620)             --
                                           ------------    ------------    ------------    ------------    ------------


Net Income (Loss)                          $ (5,439,265)   $ (5,215,062)   $ (5,190,073)   $ (4,138,130)   $ (1,587,197)
                                           ============    ============    ============    ============    ============


Earnings (Loss) per Share:                 $       (.38)   $       (.41)   $       (.48)   $       (.47)   $       (.18)

Weighted Average Shares Outstanding          14,221,606      12,732,022      10,726,204       8,802,543       8,710,975



Balance Sheet Data:
                                                                            At June 30
                                           ----------------------------------------------------------------------------
                                               1997            1996            1995            1994           1993

                                           ------------    ------------    ------------    ------------    ------------
Working Capital (Deficit)                  $    923,457    $    675,864    $    (48,112)   $    216,635    $    379,484
Net Property and Equipment                      347,259         376,504         318,491         369,939         503,112
Total Assets                                  5,432,277       3,083,763       3,978,383       4,953,651       4,460,174
Current Liabilities                           3,244,963         954,065       2,169,657         909,693         938,603
Other Liabilities                             2,340,467          50,297          19,665           8,313          16,377
Stockholders' Equity (Impairment)              (153,153)      2,079,401       1,789,061       4,035,645       3,505,194


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


General

     Mark's results of operations, liquidity, and working capital position have been historically impacted by sporadic sales of its principal products, modular steel cells. This sales pattern is primarily the result of the construction industry's unfamiliarity with Mark's products and the emergence of competition.

     Mark's modular steel represent an alternative to traditional construction methods, and penetration into the construction market has met resistance typically associated with a new, unfamiliar product. Accordingly, Mark has been, and will continue to be, subject to significant sales fluctuations until its modular cell technology receives greater acceptance in the construction market, which management believes will occur as new projects are awarded and completed. In an attempt to achieve greater acceptance in the architectural, engineering and construction communities, Mark's internal sales and engineering personnel and its nationwide network of independent sales representatives conduct sales presentations and participate in trade shows and other promotional activities.

     Mark's has expanded its marketing efforts to more aggressively pursue domestic and international joint venture and design/build development opportunities to obtain projects and improve its results of operations in efforts to achieve profitability. In addition, Mark is promoting the incorporation of its modular cell products to State prison industries to capitalize on the New York State agreement. See "Item 1. Business (c) Narrative Description of Business-Marketing and Sales." Since January 1, 1996, Mark has reduced office staff. From January 1996 to September 1996, Mark decided not to occupy factory space, but outsourced the manufacturing of its small modular cell projects to third party manufacturers. Mark occupied new factory facilities in October 1996. Mark will continue to review its overhead and personnel expenses based on operating results and prospects.

     Mark is continually bidding on and soliciting joint venture opportunities regarding construction projects. The anticipated revenues from any major project, would substantially improve the Company's operating results and cash flow, although no assurances can be given that any of these projects will be awarded to the Company.

     On July 17, 1996, the Company was awarded a contract from the State of New York which management anticipates will generate revenues of approximately $50,000,000 over three years ending December 31, 1999. Through June 30, 1997 Mark received orders aggregating approximately $3,000,000 under the New York State agreement. On August 25, 1997, Mark received an additional order of approximately $12,000,000 under the New York State agreement which is scheduled to be completed by December 31, 1997.

     Mark currently has bids pending on approximately $4,300,000 in projects. In addition to the New York State agreement, for the fiscal year ended June 30, 1997, Mark submitted bids on approximately $36,000,000 in projects, of which $3,125,200 was awarded to Mark.

     Through MarkCare, Mark continues to market its IntraScan II PACS and teleradiology systems and is forming strategic alliances with other companies with related medical products. Consistent with this marketing approach, Mark has entered into a master supplier agreement with Data General Corporation, a large computer hardware and systems integration provider with a client base of over 1,000 institutions, pursuant to which Data General will include the IntraScan II PACS and teleradiology software applications in proposals to healthcare institutions. Management anticipates that the sale of the IntraScan II systems will begin to generate revenues in the calendar year ending December 31, 1998, although no assurances can be given in this regard. If the IntraScan marketing plan is successful, management believes that the revenues from resulting sales will be more constant then those of the modular steel products presently and will reduce fluctuations in Mark's results of operations and financial condition.


   The following table sets forth Mark's segmented results of operations of continuing operations for the fiscal year ended June 30, 1997.

                                          Mark
                                      Correctional
                                         Systems    MarkCare Medical    Total
                                         -------    ----------------    -----
Revenues                              $ 6,114,195    $   335,549    $ 6,449,744
Cost of Sales                           6,037,380         54,393      6,091,773
Selling, General and Administrative     2,810,587      1,289,590      4,100,177
Operating Loss                         (2,733,722)    (1,008,434)    (3,742,206)

Results of Operations

     Substantially all of Mark's operating revenues for the reported periods were derived from the sale of its modular cells to correctional institutions. Management believes that the sale of these modular steel products will continue to represent substantially all of the Mark's operating revenues through June 30, 1998.

     The following table sets forth for the periods indicated the percentages which certain items bear to revenues and the percentage increases (decrease) from period to period:

                                                                         Percentage of Revenues                Period to Period
                                                                           Year Ended June 30                 Increase (Decrease)
                                                               -----------------------------------------    ------------------------
                                                                  1997            1996          1995         1997-1996     1996-1995
                                                               ----------      ----------     ----------    -----------    ---------
Revenues                                                          100.0%         100.0%         100.0%          86.7%        (43.6)%
Cost of sales                                                      94.4          116.4           97.5           51.5          32.7
Selling, general and administrative                                63.5          107.7           63.2           10.3           4.0
Reduction of carrying vale of assets                                 --           22.5           17.9          (100.0)        29.3
                                                                  -----          -----          -----

Operating income (loss)                                           (58.0)         (146.6)        (78.8)          26.1          (4.9)
Net other income (expense)                                        (26.3)          (1.4)          (1.4)         353.5         (45.6)
                                                                  -----          -----          -----
(Loss) from continuing operations                                 (84.3)         (147.9)        (80.2)           3.2           4.0
(Loss) from discontinued operations                                  --           (3.0)          (4.5)         (100.0)       (62.3)
                                                                  -----          -----          -----
Net income (loss)                                                 (84.3)         (151.0)        (84.7)           5.2          (0.5)
                                                                  =====          =====          =====


Fiscal Year Ended June 30, 1997 Compared to
Fiscal Year Ended June 30, 1996


     Revenues from sales for the fiscal year ended June 30, 1997 increased 86.7% to $6,449,744 from $3,454,615 for the comparable 1996 period. This increase is primarily attributable to the awarding of nine projects, including $3,000,000 under the New York State agreement.

     Cost of sales for the fiscal year ended June 30, 1997, consists primarily of materials, labor and fixed factory overhead expense, increased 51.5% to $6,091,773 from $4,022,102 for the comparable 1996. Cost of sales as a percentage of revenues was 94.4% for the year ended June 30, 1997 as compared to 116.4% for the comparable 1996 period. Despite losses incurred in connection with the outsourcing of projects for the three months ended September 30, 1996, factory start up costs incurred in the quarter ended December 31, 1996 and cost overruns on several projects, Mark reduced its cost of sales as a percentage of revenues. Management expects continued gross profit improvement due to the completed relocation of its factory and improved operating efficiencies. For the year ended June 30, 1997 fixed factory overhead expenses were

$221,066 as compared to $155,987 for the comparable 1996 period due to an increase in repairs and maientenance. Additionally, MarkCare's product line has lower costs of sales (6.6% as a percentage of revenues) as compared to the modular cell product line. Management believes that the substantial majority of the revenues of the MarkCare line will be attributable to software sales and support services, which have minimal costs of sales.

     Selling, general and administrative expenses for the fiscal year ended June 30, 1997 increased 10.3% to $4,100,177 from $3,718,886 for the comparable 1996 period. Stabilization of these expenses is attributable to reduction of office staff expenses, trade show expenses and professional fees partially offset by the inclusion of $877,269 of selling, general and administrative expenses of MarkCare-UK which was acquired in May 1996.

     Mark reduced its operating losses 26.1% to $3,742,206 in the fiscal year ended June 30, 1997 from $5,063,868 in the comparable 1996 period. However, due to a noncash imputed interest expense of $1,422,813 in connection with the issuance of $4,500,000 in principal amount 7% convertible debentures for working capital purposes, Mark's Net Loss for fiscal year 1997 increased 4.3% from fiscal year 1996.


Fiscal Year Ended June 30, 1996 Compared to
Fiscal Year Ended June 30, 1995

     Revenues from sales for the fiscal year ended June 30, 1996 decreased 43.6% to $3,454,615 from $6,125,573 for the comparable 1995 period. This decrease is attributed to the continued sporadic sales of its modular steel cell products as discussed in "General". Mark's Jackson, Michigan project represented approximately 89.5% of the 1996 fiscal year revenues.

     Cost of sales for the fiscal year ended June 30, 1996 which consists primarily of materials, labor, and fixed factory overhead expense, decreased 32.7% to $4,022,102 from $5,975,973 for the comparable 1995 period due to the decrease in sales. Cost of sales as a percentage of revenues was 116.4% for the year ended June 30, 1996 as compared to 97.5% for the comparable 1995 period. This increase was the result of lower gross profit margins on construction contracts, costs associated with maintaining factory operations absent anticipated sales levels and losses incurred in connection with the outsourcing of projects for the six months ended June 30, 1996. Fixed factory overhead expenses for the fiscal year ended June 30, 1996 such as rent, real estate taxes, depreciation and repairs and maintenance decreased 56.1% to $155,987 from $355,109 for the comparable 1995 period. This decrease is primarily attributed to the elimination of factory rent and related taxes and the suspension of depreciation on idle factory equipment since January 1, 1996.

     Selling, general and administrative expenses for the fiscal year ended June 30, 1996 decreased 4.0% to $3,718,886 from $3,872,392 for the comparable 1995.
Mark incurred increased promotional and travel expenses during the six month period ended December 31, 1995, which were offset by the reduction of office staff since January 1, 1996.

     Mark also wrote down the remaining $777,495 value of the assets related to the IntraScan I acquisition of which $518,366, was originally schedule to be amortized in fiscal 1997 and $259,129 in 1998. Net losses from discontinued operations for fiscal 1996 was $104,503 or 2.3% of Mark's total net loss.


Liquidity and Capital Resources

     Mark's working capital requirements result principally from staff and management overhead, office expense and marketing efforts. Mark's working capital requirements have historically exceeded its working capital from operations due to the sporadic sales of its products. Accordingly, Mark has been dependent and, absent significant improvements in operations, will continue to be dependent on the infusion of new capital in the form of equity or debt financing to meet its working capital deficiencies, although no assurance can be given that such financing will be available. Mark believes its present available working capital and anticipated cash from its existing contracts is sufficient to meet its operating requirements through August 31, 1998. Mark obtained a $400,000 revolving line of credit collateralized by substantially all of its assets and has no outstanding borrowings at September 23, 1997. To the extent it requires additional capital, Mark will continue to principally look to private sources.

     On August 23, 1996, Mark sold $2,200,000 principal amount 7% convertible debentures due August 22, 1998. These debentures, as amended, were convertible into shares of Common Stock at a conversion price which is the lesser of (i) $
1.38 or (ii) 80% of the average closing bid price on the five trading days immediately preceding the date(s) of conversion. Interest on these debentures was payable in cash or Common Stock at Mark's option. Mark redeemed $840,000 in principal amount of these debentures in June and July 1997.

     On January 21, 1997, Mark sold $750,000 principal amount 7% convertible debentures due January 20, 1999. These debentures are convertible into shares of Common Stock at a conversion price which is the lesser of (i) $ 2.125 or (ii) 80% of the average closing bid price on the five trading days immediately preceding the date(s) of conversion. Interest on these debentures is payable in cash or Common Stock at Mark's option.

     In June 1997, Mark sold $1,550,000 principal amount 7% convertible debentures due in June 1999. These debentures are convertible into shares of Common Stock at a conversion price of $0.80. Interest on these debentures is payable in cash or Common

Stock at Mark's option.

     In the fiscal year ended June 30, 1997, Mark sold 43,572 shares of Common Stock pursuant to the exercise of warrants, resulting in gross proceeds of $105,901. Since July 1, 1997 Mark sold 500,000 shares of Common Stock pursuant to the exercise of warrants, resulting in gross proceeds of $1,318,750.

     Mark presently has an effective registration statement relating to 843,425 shares of Common Stock issuable upon the exercise of warrants and options, the majority of which are at exercise prices ranging from $2.00 to $5.00 per share. Mark will initially look to the exercise of outstanding warrants and options to meet working capital deficits, however, if sufficient securities are not exercised, Mark will be required to seek additional private sales of its securities, which, if available, would most likely be at discounts to the current trading price of the Common Stock.

     Mark's inventories increased to $336,287 at June 30, 1997 from $146,305 at June 30, 1996 due to raw materials and components purchases for the increased number of projects in production. While Mark presented does not have any material commitments for capital expenditures, management believes that is working capital requirements for inventory and other manufacturing related costs will significantly increase with increases in product orders.

     For the fiscal year ended June 30, 1997, Mark had negative cash flow from operating activities of $4,235,209. For the fiscal year ended June 30, 1997, Mark had negative cash flow from investing activities of $136,780 attributable to the purchase of property and equipment. Mark has no present intention to make any acquisition which would have a material negative or positive effect on cash flow.

     For the fiscal year ended June 30, 1997, financing activities provided $4,530,524 in cash, principally from the sale of Common Stock and convertible debentures.

     Cash and cash equivalents increased from $263,922 at June 30, 1996 to $422,457 at June 30, 1997 due to financing activities and accounts receivable collections. Working capital increased to $1,286,030 at June 30, 1997 from $675,864 at June 30, 1996 primarily due to proceeds from the debentures issuances and increases in accounts receivable offset by operating expenses.


Other Matters

     As of June 30, 1997, Mark had net operating loss carryforwards of approximately $18,900,000. Such carryforwards begin to expire in the year 2009 if not previously used. The $18,900,000 carryforward is comprised of approximately $17,200,000 which is available to offset taxable income in the tax year ending June 30, 1998. The remaining carryforward is restricted as to utilization under Section 382 of the Internal Revenue Code. Since realization of the tax benefits associated with these carryforwards is not assured, a full valuation allowance was recorded against these tax benefits as required by SFAS No. 109.

Impact of Inflation and Changing Prices

     Mark has been affected by inflation through increased costs of materials and supplies, increased salaries and benefits and increased general and administrative expenses; however, unless limited by competitive or other factors, Mark passes on increased costs by increasing its prices for products and services.


Item 7A.  Quantitative and Qualitative Disclosure About Market
          Risk.

                        Not Applicable.


Item 8.  Financial Statements and Supplementary Data.

     The Financial Statements and Supplementary Data to be provided pursuant to this Item are included under Item 14 of this Report.


Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

                        Not Applicable.

                                    PART III


Item 10.  Directors And Executive Officers of the Registrant.

     The following table sets forth the names and ages of the members of Mark's Board of Directors and its executive officers.


Name                              Age        Position
----                              ---        --------

Carl C. Coppola(1)                57         Chairman of the Board,
                                             President, Chief Executive
                                             Officer; Chief Financial Officer


Michael J. Rosenberg              53         Vice President-Sales and Marketing

Richard Branca(2)                 49         Director

Ronald E. Olszowy                 51         Director

William Westerhoff(1)             59         Director

Michael Nafash(2)                 36         Director

----------
(1) Member of the Compensation Committee

(2) Member of the Audit Committee


     All directors hold office until the next annual meeting of shareholders of Mark (currently expected to be held during December 1997) and until their successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.


Carl C. Coppola has been a Director, President and Chief Executive Officer of Mark since 1984. For more than 30 years, Mr. Coppola has been President and Chief Executive Officer of Mark Lighting Fixture Co., Inc., an unaffiliated entity.

Michael J. Rosenberg has been Vice President- Sales and Marketing of Mark since 1990.

Richard Branca has been a Director of Mark since November 18, 1992. Since 1970 Mr. Branca has been President and Chief Executive Officer of Bergen Engineering Co., a construction company.

Ronald E. Olszowy has been a Director of Mark since November 18,
1992.  Since 1966, Mr. Olszowy has been President and Chief
Executive Officer of Nationwide Bail Bonds, which provides bail, performance and fidelity bonds. Mr. Olszowy has also been President of Interstate Insurance Agency since 1980.

William Westerhoff has been a Director of Mark since November 18, 1992. Mr. Westerhoff has been retired since June 1992. Prior thereto and for more than five years Mr. Westerhoff was, a partner of Sax, Macy, Fromm & Co., certified public accountants.

Michael Nafash has been a Director of Mark since December 18, 1995. Mr. Nafash is Chairman of the Board, President and Chief Executive Officer of Evolutions, Inc. (OTC), an environmental oriented apparel company since February 1994. On June 6, 1997, three of Evolutions, Inc.'s subsidiaries filed a Chapter 11 bankruptcy petition (Case No. 97B-43791-2-3) in the U.S. Bankruptcy Court in the Southern District of New York. From June 1992 to June 1996, Mr. Nafash was employed by Pure Tech International, Inc. (NASDAQ/NMS:PURT), a plastics and metal recycling company, including as Chief Financial Officer from October 1993 to March 1995. Prior thereto, Mr. Nafash was a certified public accountant with Michaels, Nafash & Georgallas and Weidenbaum Ryder & Co.


Directors' Compensation

     Directors have not received any cash compensation for serving as directors or on committees but have and will continue to be reimbursed for travel expenses incurred in attending meetings. In lieu of the cash compensation customarily paid to nonemployee directors, Mark has established a policy of granting stock options to directors exercisable at the bid price of the Common Stock on the date of grant. On September 19, 1996, each of the nonemployee directors was granted five-year options to purchase 30,000 shares of Common Stock at $ 5.75 per share, the closing sales price on the date of grant. On February 7, 1997, each of the nonemployee directors was granted five-year options to purchase 30,000 shares of Common Stock at $ 2.00 per share, the closing sales price on the date of grant. Effective September 17, 1997, each nonemployee director will receive $ 1,000 for each meeting attended. These fees will be accrued but remain unpaid until Mark's financial condition sufficiently improves as determined by Mr. Coppola. Future compensation policies will be reviewed annually based upon Mark's financial condition and results of operations.


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

     To Mark's knowledge during the fiscal year ended June 30, 1997, all Section 16(a) filing requirements were satisfied.

Item 11.  Executive Compensation.

Summary Compensation Table

     The following table sets forth the amount of all compensation paid to Mark's Chief Executive Officer for the last three fiscal years ended June 30. No other executive officer received annual compensation in excess of $ 100,000.


====================================================================================================================================
                                          Annual Compensation                            Long Term Compensation
                                                                                             Awards/Payouts
====================================================================================================================================
====================================================================================================================================
Name and            Year        Salary  ($)       Bonus      Other Annual        Restricted      Optio-        LTIP        All other
Principal                                          ($)       Compensation        Stock           ns/SARs       Payouts     Compen-
Position                                                                         Awards $        #             $           sation
------------------------------------------------------------------------------------------------------------------------------------
Carl Coppola,
President & CEO     1997        $ 300,000           -0-            -0-                  -0-      750,000           -0-        -0-
                    1996        $ 275,000           -0-            -0-                  -0-         -0-            -0-        -0-
                    1995        $ 250,000           -0-            -0-                  -0-      200,000           -0-        -0-

====================================================================================================================================



Option/SAR Grants in Fiscal Year 1997

     The following table sets forth individual grants of stock options to the named executive officers in the Summary Compensation Table above for the fiscal year ended June 30, 1997.

                                                                                                            Potential
                                                                                                         Realizable Value
                                                                                                            at Assumed
                                                                                                         Annual Rates of
                                                                                                            Stock Price
                                                                                                         Appreciation for
                                                                                                         Option Term  (1)
                                            % of Total                                              ---------------------------
                                             Options
                          Options           Granted to           Exercise
                          Granted          Employees in           Price          Expiration
Name                      (#)(2)            Fiscal Year           ($/Sh)             Date              5% ($)           10% ($)
-------                  ---------         -------------         ---------        ----------        ------------     ----------
Carl Coppola              250,000             24.2%               $ 1.25          05/29/00           $ 41,000        $ 88,000
                          250,000             24.2%               $ 2.00          05/29/00                  0               0
                          250,000             24.2%               $ 2.75          05/29/00                  0               0

----------

(1) The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Common Stock over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment, nontransferability or differences in vesting periods.

(2)  Closing sales price on date of option grants was $ 1.25 per share.

1997 Fiscal Year End Option Values

     The following table sets forth the value of options granted to the named Executive Officers in the Summary Compensation Table above for the fiscal year ended June 30, 1997.


                               Number of Securities                      Value of Unexercised
                             Underlying Unexercised                      in-the Money Options
                            Options at Fiscal Year (#)                  at Fiscal Year End ($)
Name                        Exercisable/Unexercisable                  Exercisable/Unexercisable
----                        -------------------------                  -------------------------
Carl Coppola                      950,000 / 0                                $ 1,562,500 (1)

(1) Based upon a closing sales price of $ 3-3/4 per share of Common Stock on September 23, 1997.



Employment Agreements

     Pursuant to a three-year employment agreement expiring on June 30, 2000, Mr. Coppola receives an annual base salary of $200,000 and was granted three-year options to purchase 250,000 shares of Common Stock at an exercise price of $ 1.25; 250,000 shares of Common Stock at an exercise price of $ 2.00 and 250,000 shares of Common Stock at an exercise price of $ 2.75. In addition, Mr. Coppola is entitled to reimbursement of expenses not to exceed $15,000 annually and is provided with an automobile and maintenance and use reimbursement by Mark. Mr. Coppola's employment is terminable by Mark upon 90 days written notice and provides for a two-year non-compete period to take effect upon the termination of Mr. Coppola's employment.


Stock Option Plan

     Under Mark's 1993 Stock Option Plan (the "Option Plan"), options to purchase up to 1,000,000 shares of Common Stock may be granted to key employees and officers of Mark or any of its subsidiaries. The Option Plan is designed to qualify under Section 422 of the Internal Revenue Code as an "incentive stock option" plan.


     As of September 23, 1997 options to purchase 381,000 shares of Common Stock have been awarded and remain outstanding under the Option Plan. To date options to purchase 80,000 shares of Common Stock have been exercised.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

     The following table sets forth certain information with respect to each beneficial owner of 5% or more of the Common Stock, each Director of Mark, each Executive Officer of Mark who is named in the Summary Compensation Table and all Executive Officers and Directors as a group as of September 23, 1997. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, unless otherwise noted.


                                            Number of          % of Shares
                                          Shares Owned         Outstanding
                                          ------------         -----------
Carl C. Coppola
c/o Mark Solutions, Inc.
1515 Broad Street
Bloomfield, NJ  07003                      2,706,400(1)            16.0%

Marquise LLC
411 West Putnam Avenue
Greenwich, CT 06830                        1,412,500(2)             8.9%

Joseph Salvani
1 Duran Avenue
Ridgewood, NJ  07450                       1,159,956(3)             7.2%

Walter Grossman
277 North Avenue
Westport, CT 06880                           862,713(4)             5.4%

William Westerhoff                            65,000(5)              (6)

Richard Branca                               130,000(5)              (6)

Ronald E. Olszowy                            115,000(5)              (6)

Michael Nafash                                86,000(7)              (6)

All Executive Officers
 and Directors as
 a group (6 persons)                       3,277,300(8)            19.0%

(1) Includes 63,200 shares held in trust for the benefit of three children of Mr. Coppola. Mr. Coppola disclaims beneficial ownership of these shares. Also includes 950,000 shares of Common Stock issuable upon exercise of warrants which are presently exercisable.

(2) Includes 150,000 shares of Common stock owned by affiliates. Marquise LLC has shared dispositive and voting power with respect to these shares.

(3) Includes 100,000 shares of Common Stock issuable upon exercise of warrants which are presently exercisable.

(4) Includes 112,000 shares held in trust for the benefit of two children of Mr. Grossman. Mr. Grossman disclaims beneficial ownership of these shares.

(5) Represents or includes 65,000 shares of Common Stock issuable pursuant to options which are presently exercisable.

(6)  Less than 1%

(7) Includes 85,000 shares of Common Stock issuable upon exercise of warrants which are presently exercisable.

(8) Includes 1,360,000 shares of Common Stock issuable upon exercise of warrants or options, which are presently exercisable.

Item 13.  Certain Relationships and Related Transactions.


     Mark purchases lighting fixtures, fabricating services and other related services from Mark Lighting Fixture Co., Inc. ("Mark Lighting"), a company wholly owned by Carl Coppola, President and Chief Executive Officer of Mark. For the fiscal year ended June 30, 1997, Mark paid Mark Lighting $240,739 for such goods and services.

     Mark purchased goods and fabricating services from Metalite, Inc. ("Metalite"), a company wholly owned by Carl Coppola's brother. For the fiscal year ended June 30, 1997, Mark paid Metalite $13,510 for such goods and services. For the fiscal year ended June 30, 1997, Mark sold Metalite goods and services for $1,856.

     In connection with several modular cell projects, Carl Coppola provided third party guarantees to assist Mark in obtaining required performance and completion bonds. As compensation for providing these guarantees, Mr. Coppola will receive $95,785 representing five percent of the gross proceeds from these projects. Such fees will be accrued but not paid until Mark's financial condition sufficiently improves as determined by the Board of Directors.

     On January 10, 1997, Mark extended the expiration date of the warrants to purchase 200,000 at $ 2.50 per share issued to Mr. Coppola from January 15, 1997 to December 31, 1997.

     In May 1997 Mr. Coppola made loans aggregating $160,000 to Mark for working capital purposes. The loans are represented by demand notes with an annual interest rate of 10% payable semiannually. These notes remain outstanding.

     Effective July 1, 1997, Mark and Mr. Coppola entered into an employment agreement. See "Item 11. Executive Compensation. Employment Agreements" for the terms of such agreement.

     On September 19, 1996, Mark extended the expiration date of the warrants to purchase 150,000 at $ 2.625 per share issued to Bergen Engineering Co. Inc. for one year to November 3, 1997.

     Mark grants each nonemployee director options as compensation for serving on the Board of Directors. On September 19, 1996, each of the nonemployee directors was granted five-year options to purchase 30,000 shares of Common Stock at $ 5.75 per share, the closing sales price on the date of grant. On February 7, 1997, each of the nonemployee directors was granted five-year options to purchase 30,000 shares of Common Stock at $ 2.00 per share, the closing sales price on the date of grant.

     On June 18, 1997, Mark granted to Joseph Salvani, a principal shareholder, two-year warrants to purchase 100,000 shares of Common Stock at $ 2.00 per share as compensation for consulting services rendered and to be rendered.

     On December 23, 1996 Mark extended the expiration date of the warrants to purchase 150,000 at $ 5.00 per share issued to Joseph Salvani for one year to December 31, 1997.


     Management believes that each of the foregoing transactions are on terms no less favorable to Mark than could be obtained from unaffiliated third parties.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.

  (a)(1) Consolidated Financial Statements

    - Report of Independent Accountants                                     F-1
    - Consolidated Balance Sheets for
       June 30, 1997 and 1996                                               F-2
    - Consolidated Statements of Operations
       for fiscal years ended June 30, 1997,
       1996 and 1995                                                        F-4
    - Consolidated Statements of Stockholders
       Equity for fiscal years ended June 30,
       1997, 1996 and 1995                                                  F-5
    - Consolidated Statement of Cash Flows
       for fiscal years ended June 30,
       1997, 1996 and 1995                                                  F-6
    - Notes to Consolidated Financial Statements                            F-7
    - Baker Tilly Report                                                    F-22





     (3) Exhibits.

                                                                   Sequential
  Exhibit                                                          Page No.if
  Number    Description                                            applicable
  ------    -----------                                            ----------

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

                                                                     Sequential
   Exhibit                                                           Page No.if

   Number    Description                                             applicable
   ------    -----------                                             ----------

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

             b) -- By-laws (Incorporated by
                   reference to Showcase Exhibit
                   3 b) to Mark's Form S-4)


      4.     a) -- Specimen Stock Certificate
                   (Incorporated by reference to Mark
                   Exhibit 4 a) to Mark's Form S-4)

              b) -- Form of Warrant Certificate
                   (Incorporated by reference to Mark
                   Exhibit 4 b) to Mark's Form S-4)


     10.     Material Contracts

             a) -- Employment Agreement between Mark
                   and Carl Coppola                                  ----------

             b) -- Incentive Stock Option Plan
                   (Incorporated by reference to
                   Exhibit IV to Mark's Form S-4)

             c) -- Agreement between New York State and
                   Mark dated July 17, 1996. (Incorporated
                   by reference to Exhibit 10 d) to Mark's
                   Form 10-K for the fiscal year ended
                   June 30, 1996)

             d) -- Agreement between Data General Corporation
                   and Mark dated March 18, 1996 as amended on January 20, 1997. (Incorporated by reference to Exhibit 10 e) to Mark's Form 10-K for the fiscal year ended June 30, 1996)

                                                                     Sequential

   Exhibit                                                           Page No.if
   Number    Description                                             applicable
   ------    -----------                                             ----------


     21.     Subsidiaries of Mark (Incorporated by
              reference to Exhibit 21 to Mark's Form 10-K for the fiscal year ended June 30, 1996)


     24.     Power of Attorney (included on page 35)


     27.     Financial Data Schedule






   (b)     Reports on Form 8-K.

     The following reports on Form 8-K have been filed by Mark during the quarter ended June 30, 1997:

   Date of Report                   Items Reported, Financial Statements Filed
   --------------                   ------------------------------------------

   None

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

                                         MARK SOLUTIONS, INC.

September 26, 1997                  By:  /s/ Carl Coppola
                                         -----------------
                                        (Carl Coppola, Chief
                                        Executive Officer and
                                          President)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                               Title                       Date
---------                               -----                       ----

/s/ Carl Coppola              Chief Executive Officer         September 26, 1997
-----------------------       President and Director
(Carl Coppola)                (Principal Executive
                              Officer and Principal
                              Financial and
                              Accounting Officer)

/s/ Richard Branca            Director                        September 26, 1997
(Richard Branca)

/s/ Ronald Olszowy            Director                        September 26, 1997
-----------------------
(Ronald E. Olszowy)

/s/William Westerhoff         Director                        September 26, 1997
-----------------------
(William Westerhoff)

/s/Michael Nafash             Director                        September 26, 1997
-----------------------
(Michael Nafash)

               Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of Mark Solutions, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Mark Solutions, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (impairment), and cash flows for each of the years in the three year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Markcare Medical Systems Limited, a wholly owned subsidiary, which statements reflect total assets of $192,095 and $438,520 as of June 30, 1997 and 1996, respectively, and total revenues of $224,125 and $41,946, respectively, for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Markcare Medical Systems Limited, is based solely on the report of the other auditors.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mark Solutions, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the results of its operations and cash flows for each of the years in the three year period ended June 30, 1997 in conformity with generally accepted accounting principles.


                                       Sax Macy Fromm & Co., PC
                                       Certified Public Accountants
Clifton, New Jersey
August 22, 1997
Except for Note 1 as
to which the date is
September 23, 1997

                      Mark Solutions, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                         Assets

                                                                                     June 30, 1997            June 30, 1996
                                                                                -----------------------  -----------------------
Current Assets:
     Cash and cash equivalents                                                  $  422,457               $  263,922
     Restricted cash                                                                    --                  181,781
     Accounts receivable, less allowance of
       $5,500 in 1997 and 1996                                                   3,178,928                  904,596
     Inventories                                                                   336,287                  146,305
     Other current assets                                                          230,748                  133,325
                                                                                ----------               ----------
        Total Current Assets                                                                 $4,168,420               $1,629,929

Property and Equipment:
     Machinery and equipment                                                     1,488,255                1,472,528
     Demonstration equipment                                                       395,419                  395,419
     Office furniture and equipment                                                401,731                  324,006
     Leasehold improvements                                                         41,568                   14,254
     Vehicles                                                                       62,283                   68,783
     Property held under capital lease                                              47,129                   40,929
                                                                                ----------               ----------
        Total                                                                    2,436,385                2,315,919
     Less:  Accumulated depreciation
                  and amortization                                               2,089,126                1,939,415
                                                                                ----------               ----------
        Net Property and Equipment                                                              347,259                  376,504

Other Assets:
     Costs in excess of net assets
       of businesses acquired, less accumulated
       amortization of $227,433 in 1997 and
       $17,495 in 1996                                                             822,258                1,032,196
     Other assets                                                                   94,340                   45,134
                                                                                ----------               ----------
        Total Other Assets                                                                      916,598                1,077,330
                                                                                             ----------               ----------


Total Assets                                                                                 $5,432,277               $3,083,763
                                                                                             ==========               ==========

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

                      Mark Solutions, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                Liabilities and Stockholders' Equity (Impairment)

                                                                                     June 30, 1997             June 30, 1996
                                                                                ------------------------- --------------------------
Current Liabilities:
     Accounts payable                                                           $  1,638,288              $    499,254
     Short-term borrowings                                                           435,225                    69,414
     Current maturities of long-term debt                                            448,729                    11,144
     Current portion of obligations
       under capital leases                                                            8,276                     5,921
     Due to related parties                                                          296,472                    45,194
     Notes payable to officer                                                        160,000                        --
     Accrued liabilities                                                             257,973                   323,138
                                                                                ------------              ------------
           Total Current Liabilities                                                         $  3,244,963               $    954,065

Other Liabilities:
     Long-term debt excluding current maturities                                   2,312,556                    19,989
     Long-term portion of obligations under
       capital leases                                                                 27,911                    30,308
                                                                                ------------              ------------
           Total Other Liabilities                                                              2,340,467                     50,297

Commitments and Contingencies                                                                          --                         --

Stockholders' Equity (Impairment):
     Common stock, $.01 par value,
       25,000,000 shares authorized,
       14,779,085 and 13,576,315 shares
       issued and outstanding in 1997
       and 1996, respectively                                                        147,790                   135,762
     Additional paid-in capital                                                   27,454,982                24,260,299
     Retained earnings (deficit)                                                 (27,755,925)              (22,316,660)
                                                                                ------------              ------------
           Total Stockholders' Equity (Impairment)                                               (153,153)                 2,079,401
                                                                                             ------------               ------------

Total Liabilities and Stockholders' Equity (Impairment)                                      $  5,432,277               $  3,083,763
                                                                                             ============               ============

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

                      Mark Solutions, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                                                               Years Ended June 30
                                                                             ------------------------------------------------------
                                                                                 1997                 1996                 1995
                                                                             ------------         ------------         ------------
Revenues                                                                     $  6,449,744         $  3,454,615         $  6,125,573
                                                                             ------------         ------------         ------------
Costs and Expenses:
    Cost of sales                                                               6,091,773            4,022,102            5,975,973
    Selling, general, and administrative expenses                               4,100,177            3,718,886            3,876,330
    Reduction in carrying value of assets                                              --              777,495                   --
                                                                             ------------         ------------         ------------
       Total Costs and Expenses                                                10,191,950            8,518,483            9,852,303
                                                                             ------------         ------------         ------------

Operating (Loss)                                                               (3,742,206)          (5,063,868)          (3,726,730)
                                                                             ------------         ------------         ------------
Other Income (Expenses):
    Interest income                                                                21,291               23,800               17,430
    Interest expense                                                             (290,651)             (10,490)            (103,335)
    Imputed interest expense on convertible debentures                         (1,422,813)               - - -                   --
    Loss on disposal of property and equipment                                     (4,886)             (60,001)                  --
                                                                             ------------         ------------         ------------
       Net Other (Expenses)                                                    (1,697,059)             (46,691)             (85,905)
                                                                             ------------         ------------         ------------

(Loss) From Continuing Operations                                              (5,439,265)          (5,110,559)          (3,812,635)
                                                                             ------------         ------------         ------------

Discontinued Operations:
    Loss of Bar-Lor Subsidiaries                                                       --              (35,078)            (277,438)
    Reduction in carrying value                                                        --                   --           (1,100,000)
    Loss on disposal of Bar-Lor Subsidiaries                                           --              (69,425)                  --
                                                                             ------------         ------------         ------------
       Total Discontinued Operations                                                   --             (104,503)          (1,377,438)
                                                                             ------------         ------------         ------------

Net (Loss)                                                                   $ (5,439,265)        $ (5,215,062)        $ (5,190,073)
                                                                             ============         ============         ============

(Loss) per Share                                                             $       (.38)        $       (.41)        $       (.48)
                                                                             ============         ============         ============


Weighted Average Number of Shares Outstanding                                  14,221,606           12,732,022           10,726,204
                                                                             ============         ============         ============


Dividends Paid                                                                    $ - 0 -              $ - 0 -              $ - 0 -
                                                                             ============         ============         ============




              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

                      Mark Solutions, Inc. and Subsidiaries
          Consolidated Statements of Stockholders' Equity (Impairment)

                                                                                                                           Total
                                                          Common Stock              Additional         Retained        Stockholders'
                                                 -----------------------------       Paid-In           Earnings            Equity
                                                    Shares           Amount          Capital          (Deficit)         [Impairment]
                                                 ------------     ------------     ------------      ------------      ------------
Balances June 30, 1994                              9,749,777     $     97,497     $ 15,849,673      $(11,911,525)     $  4,035,645

Issuance of stock through
  private placements                                1,985,024           19,850        3,252,672                --         3,272,522
Commissions and related fees                               --               --         (329,033)               --          (329,033)
Net loss for the year ended
  June 30, 1995                                            --               --               --        (5,190,073)       (5,190,073)
                                                 ------------     ------------     ------------      ------------      ------------
Balances June 30, 1995                             11,734,801          117,347       18,773,312       (17,101,598)        1,789,061

Acquisition of Simis Medical
  Imaging, Limited on May 28, 1996                    204,850            2,048        1,247,952                --         1,250,000
Issuance of stock through
  private placements                                1,636,664           16,367        4,247,210                --         4,263,577
Commissions and related fees                               --               --           (8,175)               --            (8,175)
Net loss for the year ended
  June 30, 1996                                            --               --               --        (5,215,062)       (5,215,062)
                                                 ------------     ------------     ------------      ------------      ------------
Balances June 30, 1996                             13,576,315          135,762       24,260,299       (22,316,660)        2,079,401

Issuance of stock through
  private placements                                  210,576            2,106          103,795                --           105,901
Conversion of convertible
  debentures                                          992,194            9,922        1,399,548                --         1,409,470
Imputed interest expense on
  convertible debentures                                   --               --        1,422,813                --         1,422,813
Deferred imputed interest on
  convertible debt, net of
  amortization of $32,031                                  --               --          160,157                --           160,157
Warrants issued for services                               --               --          130,861                --           130,861
Commissions and related fees                               --               --          (22,491)               --           (22,491)
Net loss for the year ended
  June 30, 1997                                            --               --               --        (5,439,265)       (5,439,265)
                                                 ------------     ------------     ------------      ------------      ------------
Balances June 30, 1997                             14,779,085     $    147,790     $ 27,454,982      $(27,755,925)     $   (153,153)
                                                 ============     ============     ============      ============      ============

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

                      Mark Solutions, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                                    Years Ended June 30
                                                                                      ---------------------------------------------
                                                                                          1997            1996             1995
                                                                                      -----------      -----------      -----------
Cash Flows From Operating Activities:
     Net (loss)                                                                       $(5,439,265)     $(5,215,062)     $(5,190,073)
     Adjustments to reconcile net (loss) to net cash (used for) operating activities:
         Depreciation and amortization                                                    377,280          637,169          654,155
         Amortization of debt issue costs                                                 147,909               --               --
         Imputed interest expense on convertible debentures                             1,422,813               --               --
         Deferred imputed interest on convertible debentures                              160,157               --               --
         Warrants issued for services                                                     130,861               --               --
         Common stock issued for interest expense                                          49,471               --               --
         Loss from discontinued operations                                                     --          104,503               --
         Reduction in carrying value of assets                                                 --          777,495               --
         Net assets of discontinued segment                                                    --               --        1,377,438
         Loss on disposition of property and equipment                                      4,886           60,001               --
         (Increase) decrease in assets:
           Restricted cash                                                                181,781          177,469         (359,250)
           Accounts receivable                                                         (2,274,332)         666,445         (895,127)
           Costs and estimated earnings in excess of
              billings on contract in progress                                                 --           66,485          (66,485)
           Inventories                                                                   (189,982)           3,334          402,174
           Other current assets                                                           (97,423)         (16,032)             418
           Other assets                                                                   (34,415)          (7,153)           1,718
         Increase (decrease) in liabilities:
           Accounts payable                                                             1,139,038       (1,336,488)         976,164
           Due to related parties                                                         251,277         (161,763)          30,408
           Accrued liabilities                                                            (65,265)          56,558          237,501
                                                                                      -----------      -----------      -----------
         Net adjustments to reconcile net (loss)
           to net cash (used for) operating activities                                  1,204,056        1,028,023        2,359,114
                                                                                      -----------      -----------      -----------
               Net Cash (Used for) Operating Activities                                (4,235,209)      (4,187,039)      (2,830,959)
                                                                                      -----------      -----------      -----------
Cash Flows From Investing Activities:
     Additions to property and equipment                                                 (139,280)         (51,451)          (6,500)
     Proceeds from disposition of segment                                                      --          100,000               --
     Proceeds from sale of assets                                                           2,500           12,500               --
                                                                                      -----------      -----------      -----------
               Net Cash Provided by (Used for) Investing Activities                      (136,780)          61,049           (6,500)
                                                                                      -----------      -----------      -----------

Cash Flows From Financing Activities:
     Proceeds from convertible debt                                                     4,500,000               --               --

     Repayment of convertible debt                                                       (398,704)              --               --
     Proceeds from short-term borrowings                                                1,185,912           38,668               --
     Repayment of short-term borrowings                                                  (820,000)              --               --
     Repayment of notes payable for equipment and vehicles                                (17,387)         (29,283)         (29,085)
     Advances from officer                                                                160,000               --          400,000
     Repayment of advances from officer                                                        --               --         (400,000)
     Payment of offering costs and commissions                                            (22,491)          (8,175)        (329,033)
     Proceeds from issuance of common stock                                               105,894        4,263,577        3,272,524
     Payment of debt issue costs                                                         (162,700)              --               --
     Cash acquired in business combination                                                     --            8,421               --
                                                                                      -----------      -----------      -----------
               Net Cash Provided by Financing Activities                                4,530,524        4,273,208        2,914,406
                                                                                      -----------      -----------      -----------
Net Increase in Cash and Cash Equivalents                                                 158,535          147,218           76,947

Cash and Cash Equivalents at Beginning of Year                                            263,922          116,704           39,757
                                                                                      -----------      -----------      -----------
Cash and Cash Equivalents at End of Year                                              $   422,457      $   263,922      $   116,704
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

     In May 1996, the Company acquired MarkCare Medical Systems Limited (formerly Simis Medical Imaging Limited), the entity which developed the IntraScan II software, to more effectively control the development and marketing strategy. In addition, the Company has entered into a software supplier agreement with Data General Corporation, a large computer hardware and integration provider, pursuant to which Data General will include the IntraScan II PACS software program in proposals to health care institutions. Although no assurances can be given, management believes that these actions will improve the effectiveness of its marketing plan and will enable the Company to generate revenues from IntraScan II in fiscal 1998.

     The Company's working capital requirements have historically exceeded its working capital from operations. Accordingly, the Company has been dependent, and absent significant improvements in operations, will continue to be dependent on the infusion of new capital in the form of equity or debt financing. From July 1, 1997 through September 23, 1997, the Company sold 500,000 shares of common stock pursuant to the exercise of warrants, resulting in gross proceeds of $1,318,750.

          The Company has an effective registration statement relating to 843,425 shares of common stock issuable upon the exercise of warrants and options and intends to register approximately 1,415,000 additional shares of common stock issuable upon the exercise of other outstanding warrants and options. The Company will initially look to the exercise of presently outstanding warrants and options to meet working capital deficits, however if sufficient securities are not exercised, the Company will consider additional private sales of its securities.

          On July 17, 1996, the Company was awarded a contract from the State of New York which management anticipates will generate revenues of approximately $50,000,000 over the three year period ending December 31, 1999, although there is no minimum or maximum contract amount. On August 25, 1997, the Company received an order of approximately $12,000,000 scheduled to be completed by December 31, 1997 under this agreement. Management believes that the cash flow from this order will significantly improve the Company's working capital position. Management also believes that the exposure resulting from the New York State contract will be beneficial in the Company's market penetration efforts, particularly to other prison industry programs.


     In addition to the New York State agreement, as of September 23, 1997 the Company has outstanding bids for five modular cell projects aggregating approximately $4,300,000, and is scheduled to bid on 21 modular cell projects aggregating approximately $46,000,000 through December 31, 1997, although no assurances can be given that any of these projects will be awarded to the Company.

     The Company believes the existing modular cell contracts, (particularly the New York State purchase orders), presently available working capital, projected modular cell contracts and other financial developments will result in improved operating results and generate sufficient working capital through fiscal 1998.



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

     B. Basis of Consolidation - The consolidated financial statements include the accounts of Mark Solutions, Inc. (Mark) and all of its wholly owned Subsidiaries, MarkCare Medical Systems, Inc. (MarkCare), and MarkCare Medical Systems Limited (LTD). During the year ended June 30, 1997, MarkCare Medical Systems Limited changed its name from Simis Medical Imaging Limited. The operations of MarkCare Medical Systems Limited are included in the accompanying consolidated financial statements from the date it was acquired, May 28, 1996.

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
             Leasehold improvements                              31 - 39 years
             Vehicles                                                  5 years
             Property held under capital lease                         5 years

          From January 1, 1996 to September 30, 1996 the Company did not maintain a manufacturing facility and outsourced its manufacturing to third party manufacturers. As a result, the Company's manufacturing equipment, with a cost of $1,261,637, was not utilized. The accompanying financial statements do not include a charge for the depreciation of the manufacturing equipment from January 1, 1996 to September 30, 1996. The Company obtained a manufacturing facility on October 1, 1996 and subsequently placed the manufacturing equipment in service.

     G. Costs in Excess of Net Assets of Businesses Acquired - In connection with the acquisition of MarkCare and LTD, the excess acquisition cost over the fair value of net assets of businesses acquired is being amortized using the straight-line method over five years.

          The Company periodically reviews the carrying amounts of costs in excess of net assets of businesses acquired. If events or changes in circumstances indicate that the amount of the net assets may not be recoverable, based on information available to the Company at that time, including current and projected cash flows, an appropriate adjustment is charged to operations.

     H. Impairment of Long-Lived and Intangible Assets - In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 prescribes the accounting treatments for long-lived assets, identifiable intangibles and goodwill related to those assets when there are indications that the carrying values of those assets may not be recoverable.

     I. Income Taxes - Deferred income taxes are recognized for tax consequences of "temporary differences" by applying enacted statutory tax rates, applicable to future years, to differences between the financial reporting and the tax basis of existing assets and liability. Deferred taxes are also recognized for operating losses that are available to offset future taxable income.


     J. Loss Per Common Share - Loss per share is based on the weighted average number of shares of common stock outstanding during each year. Outstanding stock options and warrants are not included in the computation since such items are anti-dilutive. A single presentation of loss per share is shown on the accompanying financial statements since there is no difference between the primary and fully diluted computations.

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This statement simplifies the current standards for computing earnings per share (EPS), as specified in Accounting Principles Board Opinion No. 15, "Earnings per Share" (APB 15). Under SFAS 128, the presentation of primary EPS will be replaced by the presentation of basic EPS. For companies with complex capital structures, the presentation of fully diluted EPS will be replaced by diluted EPS. Diluted EPS is computed similarly to fully diluted EPS, pursuant to APB 15. The Company will adopt this standard in fiscal 1998 beginning with the fiscal quarter ending December 31, 1997, and its adoption is not expected to have a material impact on reported earnings per share for future or restated prior periods.

     K. Stock-Based Compensation - The Company grants stock options to employees with an exercise price equal to or above the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

     L. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the report period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Company. Therefore, actual amounts could differ from these estimates.

     M. Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 3 - Acquisition:

     On May 28, 1996, the Company acquired all of the capital stock of MarkCare Medical Systems Limited, a privately held British company (LTD) for $1,250,000 payable in the Company's common stock. This acquisition has been accounted for using the purchase method of accounting. LTD is the developer of the IntraScan II system. The common stock will be issued pursuant to Regulation S promulgated under the Securities Act of 1933. The consideration paid by the Company was established through negotiations between the Company and the LTD shareholders and was based on the potential revenues management believes LTD and the related IntraScan II system sales will generate.



     At the initial closing, the Company issued an aggregate of 108,696 shares of common stock representing $625,000 of the purchase price. The balance of the purchase price was paid by the Company issuing 263,158 shares on November 28, 1996 and the number of shares issued was calculated by dividing $625,000 by the closing sales price of the common stock on November 25, 1996.

     The following unaudited proforma information presents a summary of consolidated results of operations of the Company and the acquired business as if the acquisition had occurred July 1, 1994:

                                                          June  30
                                              ---------------------------------
                                                  1996                 1995
                                              ------------          -----------
Net Sales                                     $  4,034,791          $ 6,931,367
                                              ============          ===========
Net (Loss)                                    $ (5,366,966)         $(5,465,884)
                                              ============          ===========

Earnings Per Share                            $       (.42)         $      (.50)
                                              ============          ===========


     These unaudited proforma results have been prepared for comparative purposes only. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on July 1, 1994, or of future results of operations of the consolidated entities. The operations of LTD, are included in the accompanying consolidated financial statements from the date it was acquired, May 28, 1996.

Note 4 - Inventories:

          Inventories consist of the following:

                                                               June  30
                                                       -------------------------
                                                         1997             1996
                                                       --------         --------

Raw materials                                          $300,888         $127,477
Finished goods                                           35,399           18,828
                                                       --------         --------
          Total Inventories                            $336,287         $146,305
                                                       ========         ========


Note 5 - Other Current Assets:

          Other current assets consist of:

                                                                  June 30
                                                            --------------------
                                                              1997        1996
                                                            --------    --------

Prepaid expenses                                            $ 60,860    $ 97,755
Loans and exchanges                                            9,731      35,570
Deferred imputed interest on convertible debentures          160,157         --
                                                            --------    --------
          Total                                             $230,748    $133,325
                                                            ========    ========



Note 6 - Costs in Excess of Net Assets of Business Acquired:

          The components of costs in excess of net assets of businesses acquired as of June 30, 1997 and 1996 are as follows:

                                                          Year Ended June 30
                                                     --------------------------
                                                         1997           1996
                                                     -----------    -----------

Beginning balances                                   $ 1,032,196    $ 1,295,864
Acquisition of MarkCare Medical Systems Limited               --      1,049,691
Amortization expense for the year                       (209,938)      (535,864)
Reduction in carrying value:
  Intrascan I Technology                                      --       (777,495)
                                                     -----------    -----------
      Ending Balances                                $   822,258    $ 1,032,196
                                                     ===========    ===========


Note 7 - Short-Term Borrowings:

     In March 1997 the Company acquired a bank line of credit based on 60% of eligible accounts receivable and 32% of the appraised value of eligible machinery and equipment, not to exceed the line of credit amount of $400,000. This revolving credit agreement, which expires in March 1998, is collateralized by substantially all of the Company's assets plus the personal guarantee of the Company's chief executive officer. Interest is payable monthly at 1-1/2% above the bank's prime rate. The outstanding balance as of June 30, 1997 was $352,000.

     LTD has available a U.K. Pound 25,000 line of credit agreement for working capital requirements. The line is collateralized by the personal residence of LTD's managing director. Outstanding borrowings accrue interest at 10.5%. In connection with the acquisition of LTD, the Company agreed to negotiate with the lender to remove the managing director's personal liability under this credit facility. Outstanding borrowings as of June 30, 1997 and 1996 were $83,225 and $69,414, respectively. The exchange rate for U.K. Pounds into U.S. dollars as of June 30, 1997 and 1996, was 1.6645 and 1.5520, respectively.

     The total credit line balance outstanding as of June 30, 1997 and 1996, was $435,225 and $69,414, respectively and is included in short-term borrowings in the accompanying balance sheet.

Note 8 - Accrued Liabilities:

     The accrued liabilities consist of:

                                                               June 30
                                                     ---------------------------
                                                       1997               1996
                                                     --------           --------
Salaries                                             $ 77,488           $166,190
Professional fees                                      48,665             45,795
Interest                                               35,422                 --
Other                                                  96,398            111,153
                                                     --------           --------
          Total                                      $257,973           $323,138

                                                     ========           ========


Note 9 - Related Party Transactions:

     The Company purchases materials and is reimbursed for various expenses from Mark Lighting Fixture Co., Inc. (Mark Lighting), an entity owned by the Company's Chief Executive Officer and Metalite, Inc. (Metalite), an entity owned by the brother of the Company's Chief Executive Officer. In addition, the Company has engaged Laborstat, Inc. (Laborstat), an entity owned by the Company's Chief Executive Officer.

     The following related party transactions are included in the accompanying financial statements:

                                                   Year Ended June 30
                                          --------------------------------------
                                            1997           1996           1995
                                          --------       --------       --------
Purchases                                 $231,051       $105,512       $162,291

Expense reimbursement                     $135,319       $ 93,125       $ 48,734

Consulting services                       $ 33,540       $     --       $  6,615

Bonding fees                              $ 95,785       $     --       $     --


     As a result of current and prior years' transactions, the Company has net balances due to (from) the following related parties which will be settled in the ordinary course of business:

                                                              June 30
                                                     --------------------------
                                                        1997             1996
                                                     ---------        ---------
Mark Lighting Fixture Co., Inc.                      $ 134,327        $ (16,225)
Metalite, Inc.                                           8,869          (27,078)
Laborstat, Inc.                                           (988)          (1,505)
Carl Coppola                                            95,785               --
Other shareholders                                      58,479           90,002
                                                     ---------        ---------
          Due to Related Parties                     $ 296,472        $  45,194
                                                     =========        =========


     In connection with several modular cell projects, the Company's Chief Executive Officer, Carl Coppola, provided third party guarantees to assist the Company in obtaining performance and completion bonds. As compensation for providing these guarantees, the Company recorded $95,785, representing five percent of the gross proceeds from these projects.

     On May 22, 1997 and May 30, 1997, the Company received $75,000 and $85,000, respectively and issued 10% promissory notes payable to its Chief Executive Officer with principal and interest due August 20, 1997 and September 30, 1997, respectively, and interest due semi-annually.

     On January 16, 1995 the Company received $400,000 and issued 10% promissory notes payable to its Chief Executive Officer with principal and interest due on March 31, 1995. These notes were secured by a first priority security interest in the Company's assets. As further consideration for the promissory notes, the Company issued warrants to purchase 200,000 shares of the Company's common stock at $2.50 (the closing sales price on the date of grant) per share with the warrants expiring on January 20, 1997. On February 23, 1995, these promissory notes were repaid with interest. On January 10, 1997 the expiration date for the above warrants was extended to December 31, 1997.


     The Company utilized the underwriting and financial consulting services of Brookehill Equities (Brookehill), a company affiliated with a shareholder of the Company. For the years ended June 30, 1997, 1996 and 1995 fees paid to Brookehill were $-0-, $-0-, and $321,683, respectively. In February 1995 this shareholder, participated in a private placement by the Company and purchased 91,071 units for $3.50 per unit. Each unit consists of two shares of common stock and one two-year warrant to purchase an additional share of common stock for $2.00.

     A member of the Company's Board of Directors provided bonding services for the Company's Michigan contract which concluded June 1996. As consideration for these services, the Director's company, Bergen Engineering, Co. received a 5% commission on the gross revenue of the contract and warrants to purchase 150,000 shares of the Company's common stock at $2.625 per share (the closing sales price on the date of grant) with the warrants expiring on November 3, 1996. For the years ended June 30, 1997, 1996, and 1995 fees paid to Bergen Engineering Co., were $-0-, $120,061 and $213,076, respectively. On September 19, 1996, the expiration date for the above warrants was extended to November 3, 1997.

     In October 1994, a director participated in a private placement by the Company and purchased 50,000 shares of common stock for an aggregate of $131,250, subject to adjustment based upon subsequent private placements. Based on sale of units in January and February 1995 the director received an additional 15,000 shares of common stock.

     The Company grants nonemployee directors options for serving on the Board of Directors. On September 19, 1996, each of the Company's four nonemployee directors were granted five-year options to purchase 30,000 shares of common stock at $5.75 per share, the closing sales price on the date of grant. On February 7, 1997, each of the Company's four nonemployee directors were granted five-year options to purchase 30,000 shares of common stock at $2.00 per share, the closing sales price on the date of grant.

     On June 18, 1997, the Company granted to Joseph Salvani, a principal shareholder, two-year warrants to purchase 100,000 shares of common stock at $2.00 per share as compensation for consulting services rendered and to be rendered.



Note 10 - Long-Term Debt:

A.   Long-term debt consists of the following:

                                                                                June 30
                                                                        -----------------------
                                                                           1997         1996
                                                                        ----------   ----------
Note payable, due in monthly installments of $387, including
interest at 10.9%; due June 1997; collateralized by a vehicle           $       --   $    4,383

Note payable, due in monthly installments of $751, including interest at 9.9%; due December 1999; collateralized by a vehicle
                                                                            19,989       26,750

7% convertible debentures due August 20, 1998                              441,296           --

7% convertible debentures due January 20, 1999                             750,000           --

7% convertible debentures due June 2, 1999                               1,250,000           --

7% convertible debenture due June 29, 1999                                 300,000           --
                                                                        ----------   ----------
      Total Long-Term Debt                                               2,761,285       31,133
Less:  Current Portion                                                     448,729       11,144
                                                                        ----------   ----------

      Long-Term Debt, Excluding Current Portion                         $2,312,556   $   19,989
                                                                        ==========   ==========

     Maturities of total long-term debt are as follows:

         Year Ended June 30
                1998                                                $   448,729

                1999                                                  2,308,171
                2000                                                      4,385
                                                                    -----------
                                                                    $ 2,761,285
                                                                    ===========

B.   Convertible Debentures:

     On August 23, 1996, the Company sold $2,200,000 principal amount 7% convertible debentures due August 22, 1998 ("1996 Debentures"). On December 26, 1996, the terms of the 1996 Debentures were amended to (i) prohibit additional conversions until March 31, 1997 unless the trading price of the common stock reaches levels in excess of $3.00 per share and (ii) modify the conversion price to the lesser of (a) $1.38 or (b) 80% of the average closing bid price on the five trading days immediately preceding the date(s) of conversion. The outstanding balance of $441,296 as of June 30, 1997 is included in current maturities of long-term debt on the accompanying balance sheet since the Company, on July 21, 1997, repaid the outstanding balance.

     In connection with the issuance of the 1996 Debentures, the Company incurred $162,700 of debt issue costs. These costs have been capitalized and are amortized over the remaining term of the 1996 Debentures. The unamortized portion is included in other assets as of June 30, 1997.


     On January 21, 1997, the Company sold $750,000 principal amount 7% convertible debentures due January 20, 1999 (the "1997 Debentures"). The 1997 debentures are convertible, on or after July 15, 1997, into shares of common stock at a conversion price which is the lesser of (i) $2.125 or
     (ii) 80% of the average closing bid price on the five trading days immediately preceding the date(s) of conversion. Interest on the 1997 Debentures is payable in cash or common stock at the Company's option. The outstanding balance of $750,000 as of June 30, 1997 is included in long-term debt excluding current maturities on the accompanying balance sheet.

     On June 2, 1997, the Company sold $1,250,000 principal amount 7% Convertible Debentures due June 2, 1999. The debentures are immediately convertible into shares of common stock at a conversion price of $0.80 per share. The sale of these shares is restricted until December 2, 1997. The outstanding balance of $1,250,000 as of June 30, 1997 is included in long-term debt excluding current maturities on the accompanying balance sheet.

     On June 27, 1997, the Company sold $300,000 principal amount 7% convertible debentures due June 29, 1999. The debentures are convertible, on or after December 30, 1997, into shares of common stock at a conversion price of

     $0.80 per share. Since the holders of these debentures are restricted from conversions until December 30, 1997, included in current assets is $160,157 which represents the unamortized portion of the beneficial conversion feature as of June 30, 1997. The outstanding balance of $300,000 as of June 30, 1997 is included in long-term debt excluding current maturities on the accompanying balance sheet.

     The Company has charged operations for the year ending June 30, 1997, with $1,422,813 of imputed interest expense on convertible debentures, which represents the discount on conversion of each of the above convertible debentures.

     The estimated fair value of the Company's convertible debt as of June 30, 1997 is as follows:

                                            Carrying                    Fair
                                             Amount                     Value
                                          -----------               ------------
          Convertible debt                $ 2,741,296               $ 2,928,796


     The estimated fair value amount has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amount that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts.



Note 11 - Stockholders' Equity:

A.   Stock Option Plan:

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


     The following information relates to shares under option and shares available for grant under the Plan:

                                                                               June 30
                                             --------------------------------------------------------------------------
                                                          1997                  1996                      1995
                                             ----------------------    ----------------------    ----------------------
                                                          Weighted                  Weighted                 Weighted
                                                          Average                    Average                  Average
                                                          Exercise                  Exercise                 Exercise
                                              Shares       Price        Shares       Price        Shares       Price
                                             -------    -----------    -------    -----------    -------    -----------
Outstanding at beginning of year             367,000    $      3.70    523,000    $      3.71    367,500    $      4.00
Granted                                      282,500           1.60         --             --    200,500           3.25
Cancelled                                   (268,500)          3.81    (76,000)          3.79    (45,000)          4.00
Exercised                                         --             --    (80,000)          3.67         --             --
                                             -------    -----------    -------    -----------    -------    -----------
Outstanding at end of year                   381,000    $      2.04    367,000    $      3.70    523,000    $      3.71
                                             =======    ===========    =======    ===========    =======    ===========


Available for issuance under the Plan        539,000                   553,000                   477,000
Weighted average contractual life (years)       2.24                      1.22                      1.84
Shares subject to exercisable option         381,000                   367,000                   523,000


B.   Stock Warrants:

     Outstanding warrants are as follows:

                                                                               June 30
                                             --------------------------------------------------------------------------
                                                          1997                  1996                      1995
                                             ----------------------    ----------------------    ----------------------
                                                          Weighted                  Weighted                 Weighted
                                                          Average                    Average                  Average
                                                          Exercise                  Exercise                 Exercise
                                              Shares       Price        Shares       Price        Shares       Price
                                             -------    -----------    -------    -----------    -------    -----------
Warrants outstanding at
  beginning of year                         3,933,880    $ 4.10        4,848,859      $ 4.45    3,147,838     $ 5.58
Granted                                     1,395,000      2.91          615,000        5.08    1,702,021       2.38
Exercised                                     (43,572)     2.43       (1,456,979)       2.54       (1,000)      3.25
Expired                                    (2,043,550)     4.02          (73,000)       7.16           --         --
                                            ---------    ------        ---------      ------    ---------     ------
      Warrants Outstanding at

        End of Year                         3,241,758    $ 3.64        3,933,880      $ 4.10    4,848,859     $ 4.45
                                            =========    ======        =========      ======    =========     ======
Weighted average contractual life (years)        1.51                        .79                    1.02




     The above warrants are currently exercisable into 3,411,758 shares of the Company's common stock.

C.   Proforma Information:

     Pro forma information regarding net earnings and earnings per share, as required by SFAS No. 123, has been determined as if the Company had accounted for its employee stock options under the fair-value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1997 and 1996: risk-free interest rate of 6.40% and 5.57%; dividend yield -0-; volatility fact related to the expected market price of the Company's common stock of .35; and weighted-average expected option life of 3.3 and 2.0 years. The weighted-average fair value of options granted during fiscal 1997 and 1996 were $1.84 and $5.63, respectively. The Company's pro forma information follows:

                                                          June 30,
                                               --------------------------------
                                                  1997                 1996
                                               -----------        -------------

Pro forma net earnings                         $(5,701,590)       $  (5,224,781)

Proforma loss per common share                        (.40)                (.41)


Note 12 - Leases:

A.   Facility Leases:

     The Company occupies its offices pursuant to an operating lease expiring in December 1998. The Company conducts its manufacturing operations pursuant to an operating lease expiring November 15, 2004. Under the terms of these leases, the Company is obligated to pay maintenance, insurance, and its allocable share of real estate taxes.

     Future minimum rental payments under these operating leases are as follows:

Year Ended June 30

     1998                                    $   260,364
     1999                                        217,302
     2000                                        174,240
     2001                                        174,240
     2002 and thereafter                         580,800
                                             -----------
                                             $ 1,406,946
                                             ===========

     Rent expense for the years ending June 30, 1997, 1996, and 1995, was $254,522, $205,586, and $179,976, respectively.


B.   Capital Leases:

     The Company leases certain equipment under capital leases with expiration dates ranging from April 2000 through April 2002.

     Future minimum lease payments are as follows:

Year Ended June 30
------------------
     1998                                                         $  15,790
     1999                                                            15,790
     2000                                                            14,757
     2001                                                             4,485
     2002                                                             1,612
                                                                  ---------
Total future minimum lease payments                                  52,434
Less: Amount representing interest                                   16,247
                                                                  ---------
Present value of net future minimum lease payments                   36,187
Less:  Current portion of obligations under capital leases            8,276
                                                                  ---------
Long-term portion of obligations under capital leases             $  27,911
                                                                  =========

Note 13 - Commitments and Contingencies:

     The Company entered into an employment agreement with its Chief Executive Officer. The agreement expires on June 30, 2000 and is payable at an annual base salary of $200,000. In addition, the agreement includes three year nonqualified options to purchase 750,000 shares of common stock at various prices exercise prices ranging from $1.25 to $2.75.

     In connection with the acquisition of LTD, a former shareholder of LTD entered into a three-year employment agreement with LTD which provides (i) an annual salary of U.K. Pounds 60,000 in the initial year with U.K. Pounds 5,000 increases in the succeeding two years and (ii) bonus equal to 10% of the post tax profits of LTD. The remaining aggregate commitment for future salaries as of June 30, 1997, excluding bonuses, is approximately $198,000. The exchange rate for U.K. Pounds into U.S. dollars was 1.6645 as of June 30, 1997.

     The Company maintains cash balances at several financial institutions located in New Jersey. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of June 30, 1997 and 1996, the Company's uninsured cash balances totalled $598,555 and $417,000, respectively.

Note 14 - Income Taxes:

     As of June 30, 1997, the Company has Federal net operating loss carryforwards of approximately $18,900,000. Such carryforwards begin to expire in 2009 if not previously used. The $18,900,000 carryforward is comprised of approximately $17,200,000 which is available for utilization in the tax year ending June 30, 1998. The remaining $1,700,000 carryforward is restricted as to utilization subject to the provisions of Internal Revenue Code Section 382. Since realization of the tax benefits associated with these carryforwards is not assured, a full valuation allowance was recorded against these tax benefits as required by SFAS No. 109.


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

     The Reorganization was accounted for using the purchase method of accounting. The purchase price of $2,613,292 plus expenses associated with the transaction exceeded the net assets acquired, resulting in $1,336,604 which was assigned to costs in excess of net assets of businesses acquired. The Company charged operations with $1,100,000 as a reduction in the segments carrying value of its assets in the quarter ended June 30, 1995.

     On October 13, 1995, the Company disposed of the Bar-Lor Subsidiaries, whose principal services were the packaging and distribution of cosmetics products. The assets of the segment sold consist primarily of cash, accounts receivable, inventories, and machinery and equipment.

     Operating results of the segment for the period July 1, 1994 through

October 13, 1995 are shown separately in the accompanying consolidated statements of operations. The consolidated statement of operations for June 30, 1995 was restated and the operating results of the segment are shown separately.

     Revenues of the segment for the period July 1, 1995 through October 13, 1995 and for the year ended June 30, 1995 were $166,989 and $917,934, respectively. These amounts are not included in the accompanying consolidated statements of operations.

     Assets and liabilities of the segment disposed of consisted of the following:

                                                      October 13,     June 30,
                                                         1995           1995
                                                       ---------      ---------
Cash                                                   $  16,513      $  50,580
Accounts receivable, net                                   6,291        (10,485)
Inventories                                              346,104        363,093
Other current assets                                      11,434          5,251
Machinery and equipment, net                              29,335         33,499
Other                                                     17,880         17,880
                                                       ---------      ---------
                                                         427,557        459,818
                                                       ---------      ---------
Accounts payable                                         234,145        239,199
Accrued expenses                                           8,987         16,116
Notes payable                                             15,000           --
                                                       ---------      ---------
                                                         258,132        255,315
                                                       ---------      ---------
Net Assets of Discontinued Segment                       169,425      $ 204,503
                                                                      =========
Less:  Loss on disposition of segment                     69,425
                                                       ---------
Net Proceeds From Disposition of Segment               $ 100,000
                                                       =========




Note 16 - Supplemental Cash Flow Information:

     A. Cash paid for interest during the years ended June 30, 1997, 1996 and 1995 amounted to $40,832, $9,581 and $12,615, respectively.

     B. The Company acquired certain equipment with an aggregate cost of $6,200 and $56,325 under capital lease obligations for the years ended June 30, 1997 and 1995, respectively.

     C.   During 1997, $360,000 of convertible debentures were liquidated through the issuance of common stock.

Note 17 - Segment Information:

     The Company's two industry segments are the design and manufacture of modular steel prison cells for the corrections industry and the distribution of treatment booths and IntraScan Systems to the medical industry. The following is a summary of selected consolidated financial information for the Company's industry segments:

                                                      June 30
                                      -----------------------------------------
                                          1997          1996            1995
                                      -----------    -----------    -----------
Revenues:
          Modular steel products      $ 6,114,195    $ 3,256,574    $ 5,949,490
          Medical products                335,549        198,041        176,083
                                      -----------    -----------    -----------
                Total                 $ 6,449,744    $ 3,454,615    $ 6,125,573
                                      ===========    ===========    ===========


Operating Loss:
          Modular steel products      $(2,706,272)   $(4,508,406)   $(3,055,631)
          Medical products             (1,035,934)      (555,462)      (671,099)
                                      -----------    -----------    -----------

                Total                 $(3,742,206)   $(5,063,868)   $(3,726,730)
                                      ===========    ===========    ===========

Identifiable Assets:
          Modular steel products      $ 5,002,432    $ 1,317,620    $ 3,505,085
          Medical products                429,845      1,766,143        268,795
          Discontinued operation               --             --        204,503
                                      -----------    -----------    -----------
                Total                 $ 5,432,277    $ 3,083,763    $ 3,978,383
                                      ===========    ===========    ===========


     For the year ended June 30, 1997, one customer accounted for 48% of total revenues. Revenues from one customer accounted for 70% of total revenues during the year ended June 30, 1996. For the year ended June 30, 1995, one customer accounted for 60% of total revenues. As of June 30, 1997, one customer accounted for 60% of receivables.

Note 18 - Reduction in Carrying Value of Assets:

     The Company acquired the stock of LTD, the developer of the Intrascan II system. In connection with this acquisition, the Company has determined to focus its marketing efforts on the Intrascan II technology. In November 1992, the Company acquired Diversified Imaging Technology, a company which developed the Intrascan I technology which subsequently was integrated with the Intrascan II product. As a result, during the fourth quarter of fiscal 1996 the Company charged operations with approximately $777,000 to write off the excess net assets of businesses acquired as resulting from its acquisition of the Intrascan I technology.


                                   BAKER TILLY

        AUDITORS REPORT TO THE MEMBERS OF MARKCARE MEDICAL SYSTEMS, LTD.


We have audited the financial statements [for the year ended June 30, 1997].

Respective responsibilities of directors and auditors

As described [ ] the company's directors are responsible for the preparation of the financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

Basis of opinion

We conducted our audit in accordance with Auditing Standards issued by the Auditing Practice Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgments made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

Fundamental Uncertainty

These accounts have been prepared under the going concern accounting policy [ ]. This is on the basis that the holding company and the directors will continue to provide sufficient finance to enable the company to meet its liabilities. The balance sheet position is currently insolvent by L 340,319. As stated [ ] in the financial statements amounts owing to the holding company and a company owned by a director total L 324,476. The company is therefore reliant on the holding company and directors support in order to continue trading. Our opinion is not qualified in this respect.

Opinion

In our option the financial statements give a true and fair view of the state of the company's affairs at 30 June 1997 and of its loss for the period then ended and have been properly prepared in accordance with the provisions of the Companies Act 1985.


/s/  Baker Tilly

Registered Auditor
Chartered Accountants
Old Sarum House
49 Princes Street
Yeovil, Somerset
BA20 1EG


