Form 10-Q
period 1997-09-30
MARK SOLUTIONS INC
filed 1997-11-13
CIK 807397

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-Q

                               ------------------

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         September 30, 1997

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

                               ------------------
                         Commission File Number 0-17118

                              MARK SOLUTIONS, INC.
           Incorporated pursuant to the laws of the State of Delaware

                               ------------------

       Internal Revenue Service -- Employer Identification No. 11-2864481

   Parkway Technical Center, 1515 Broad Street, Bloomfield, New Jersey, 07003
                                 (973) 893-0500

                               ------------------

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The total number of shares of the registrant's Common Stock, $ .01 par value, 16,972,212 shares outstanding as of November 12, 1997.

                              MARK SOLUTIONS, INC.
                                    Form 10-Q
                                       for
                        Quarter Ended September 30, 1997

                                      Index

                                                                           Page

Part I -- FINANCIAL INFORMATION
     Item 1. Financial Statements
                Consolidated Balance Sheets as of
                  September 30, 1997 and June 30, 1997 ..................    3
                Consolidated Statements of Operations for the
                  Three Months Ended September 30, 1997 and
                  September 30, 1996 ....................................    5
                Consolidated Statements of Cash Flows
                  for the Three Months Ended September 30,
                  1997 and September 30, 1996 ...........................    6
                Notes to Consolidated Financial Statements...............    7
     Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of
                Operations ............................... ..............    9


Part II -- OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K ............................   12
     Signatures ..........................................................   12

                           Consolidated Balance Sheet

                                     Assets

                                                September 30       June 30
                                                    1997             1997
                                                    ----             ----

Current Assets:
Cash and cash equivalents .....................   $  767,910   $  422,457
Restricted Cash ...............................      137,500        - - -
Accounts receivable, less
 allowance of $5,500 at
 September 30 and June 30,1997 ................    1,805,788    3,178,928
Inventories ...................................      701,358      336,287
Other current assets ..........................      173,741      230,748
                                                  ----------   ----------

   Total Current Assets .......................   $3,586,297   $4,168,420
                                                  ----------   ----------

Property and Equipment:

Machinery and equipment ....  .................    1,538,775    1,488,255
Demonstration equipment .......................      395,419      395,419
Office furniture and equipment ................      347,929      401,731
Leasehold improvements ........................       55,662       41,568
Vehicles ......................................       62,283       62,283
Property held under capital lease..............       60,001       47,129
                                                  ----------   ----------
     Total ....................................    2,460,069    2,436,385
Less: Accumulated depreciation and
      amortization ............................    2,132,303    2,089,126
                                                  ----------   ----------
  Net Property and Equipment ..................      327,766      347,259
                                                   ----------   ----------
Other Assets:

Cost in excess of net assets of
 business acquired less accumulated
 amortization of $279,918 and $227,433
 at September 30,1997 and June 30, 1997,
 respectively ..................................      769,773      822,258
Other assets ...................................      109,507       94,340
                                                   ----------   ----------
  Total Other Assets ...........................      879,280      916,598
                                                   ----------   ----------
Total Assets ...................................   $4,793,343   $5,432,277
                                                   ===========  ===========

                           Consolidated Balance Sheet

               Liabilities and Stockholders' Equity (Impairment)

                                            September 30, 1997   June 30, 1997
                                            ------------------   -------------
Current Liabilities:
Accounts payable ..............................   $  1,938,582    $  1,638,288
Short-term borrowings .........................         40,385         435,225
Current maturities of
 long-term debt ...............................          7,611         448,729
Current portion of
  obligations under
  capital leases ..............................         11,237           8,276
Due to related
  parties .....................................        262,795         296,472
Notes payable to
  officer .....................................        140,113         160,000
Accrued liabilities ...........................        223,077         257,973
                                                  ------------    ------------
   Total Current Liabilities ..................   $  2,623,800    $  3,244,963
                                                  ------------    ------------
Other Liabilities:
Long-term debt excluding current
 maturities ...................................      1,060,585       2,312,556
Long-term portion of obligations
  under capital leases ........................         34,323          27,911
                                                  ------------    ------------
   Total Other Liabilities ....................      1,094,908       2,340,467
                                                  ------------    ------------
Commitments and Contingencies .................         - - -           - - -
                                                  ------------    ------------
Stockholders' Equity (Impairment):
 Common stock, $.01 par value,
  25,000,000  shares  authorized, 16,936,204
  and 14,779,085 shares issued and
  outstanding at September 30 and June 30, 1997,
  respectively ................................        169,317         147,790
Additional paid-in capital ....................     30,330,446      27,454,982
Retained earnings (deficit)...................     (29,425,128)    (27,755,925)
                                                  ------------    ------------
Total Stockholders' Equity
       (Impairment) ...........................      1,074,635        (153,153)
                                                  ------------    ------------
Total Liabilities and
  Stockholders' Equity (Impairment)                $  4,793,343    $  5,432,277
                                                   ============    ============

                      Consolidated Statement of Operations

                                                 Three Months     Three Months
                                                Ended September  Ended September
                                                      30,1997         30,1996
                                                      -------         -------
Revenues:
Sales ..........................................   $   832,241    $    309,358

Costs and Expenses:
Cost of Sales ...............................        1,057,174         241,552
Selling, general, and administrative expenses ..     1,122,893         886,043
                                                  ------------    ------------
  Total Costs and Expenses .....................     2,180,067       1,127,595
                                                  ------------    ------------
Operating (loss) ...............................    (1,347,826)   ($   818,237)
                                                  ------------    ------------
Other Income (Expenses):
Interest income ................................            49           9,682
Interest expense ...............................      (196,577)        (23,997)
Imputed Interest on Convertible Debenture ......       (96,093)         - - -
Bad Debt Expense ...............................       (28,756)          - - -
Loss on disposal of Property and Equipment .....         - - -          (1,620)
                                                  ------------    ------------
                                                      (321,377)        (15,935)
                                                  ------------    ------------
Net (Loss) .....................................   $(1,669,203)   $   (834,172)
                                                   ============   =============
(Loss) per Share ...............................   $     (0.11)   $      (0.06)
                                                  ============   =============
Weighted Average Number of Shares Outstanding ..     15,016,078      13,584,604
                                                   ============   =============
Dividends Paid .................................   $      --      $       --
                                                   ============   =============

                     Consolidated Statements of Cash Flows

                                                 Three Months     Three Months
                                                Ended September  Ended September
                                                    30,1997         30,1996
                                                    -------         -------

Cash Flows From Operating Activities:
Net (loss) .....................................  $ (1,669,203)     $(834,172)
Adjustments to reconcile net (loss) to
  net cash (used for) operating activities:
  Depreciation and amortization ................        84,075         89,927
   Loss on disposal of asset ...................          --            1,620
  (Increase) decrease in assets
    Restricted cash ............................      (137,500)        (1,907)
    Accounts Receivables .......................      1,373,140         42,496
    Inventory ..................................      (365,071)      (188,567)
     Other current assets ......................        57,007        (28,480)
     Other assets ..............................       (15,167)       (34,415)
   Increase (decrease) in liabilities:
     Accounts payable ..........................       300,294         54,881
     Due to related parties ....................       (33,677)       104,929
     Accrued liabilities .......................       (34,896)         2,365
   Net adjustments to reconcile net (loss)
    to net cash (used for)  operating activities     1,228,205         42,849
                                                   ------------   ------------
       Net Cash (Used for) Operating Activities    $  (440,998)   $  (791,323)
                                                   ------------   ------------
Cash Flows From Investing Activities:
   Acquisition of property and equipment .......       (12,097)       (16,973)
   Proceeds from sale of property and equipment           --            1,500
       Net Cash Provided by (Used for)
                                                    ------------   ------------
    Investing Activities .......................       (12,097)       (15,473)
                                                    ------------   ------------
Cash Flows From Financing Activities:
   Proceeds from issuance of convertible debt ..          --        2,200,000
   Repayment of convertible debt ...............      (441,296)          --
Decrease of short term borrowings ..............      (394,840)        38,017
Proceeds of equipment loans less repayments ....         7,580         (4,035)
Repayment of notes payable officer .............       (19,887)          --
Proceeds from issuance of common stock .........     1,648,908         48,750
Payment of debt issue costs ....................        (1,917)      (162,700)
Payment of offering costs and commissions ......          --          (21,279)
                                                   ------------   ------------
      Net Cash Provided by Financing Activities        798,548      2,098,753
                                                   ------------   ------------
Net Increase in Cash ...........................   $   345,453    $ 1,291,957
                                                   ============   ============
Cash and Cash Equivalent at beginning of Year ..       422,457        263,922
                                                   ------------   ------------
Cash and Cash Equivalents at End of Period .....   $   767,910    $ 1,555,879
                                                   ============   ============

                   Notes to Consolidated Financial Statements


Note 1 - Financial Statement Presentation:

In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Mark Solutions, Inc. and Subsidiaries (the "Company") as of September 30, 1997 and June 30, 1997 and the results of operations and cash flows for the three months ended September 30, 1997 and 1996.

The accounting policies followed by the Company are set forth in the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and such notes are incorporated herein by reference.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Convertible Debenture Conversion Discount- The conversion discount rate to market value of convertible debentures to common stock is recorded as interest expense over the period from the sale of the debentures to the first conversion date.

Certain reclassifications have been made to the current and prior year amounts to conform to the current period presentation.

Note 2 - Inventories:

  Inventories consist of the following:

                                          September  30, 1997   June  30,  1997
                                         ------------------    ---------------
  Raw materials                              $701,358               $300,888
  Finished goods                                 -0-                  35,399
                                             ---------              --------
    Total                                    $701,358               $336,287
                                             =========              ========

Note 3 - Convertible Debentures

On August 23, 1996, the Company sold $2,200,000 principle amount 7% convertible debentures due August 22, 1998. At June 30, 1997 the balance remaining on this debenture was $441,296, which was all repaid on July 21, 1997.

On January 21,1997, the Company sold $750,000 principle amount 7% convertible debentures due January 20, 1999. The outstanding balance of $750,000 as of September 30, 1997 is included in long-term debt excluding current maturities on the accompanying balance sheet. In addition, during September 1997, the Company issued 11,382 shares of common stock as payment of accrued interest through June 30, 1997 on the debenture.

In June 1997, the Company sold $1,550,000 principle amount 7% convertible debentures due June 1999. The debentures are convertible into shares of common stock at a conversion price of $0.80 per share. In September 1997, $1,250,000 was converted into 1,562,500 ahares of common stock. In addition, the Company issued 33,237 shares of common stock as payment of accrued interest on the debentures up to the date of conversion.

Note 4 - Common Stock and Additional Paid-In Capital:

During the three months ended September 30, 1997, the Company issued 550,000 shares of common stock as a result of the exercise of warrants, receiving gross proceeds of $1,456,250.

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

     The Company's modular steel products represent an alternative to traditional concrete construction methods, and penetration into the construction market has met resistance typically associated with an unfamiliar product.
Accordingly, the Company has been, and will continue to be, subject to significant sales fluctuations until its modular steel cell technology receives greater acceptance in the construction market, which management believes will occur as new projects are awarded and completed. In an attempt to achieve greater acceptance in the architectural, engineering and construction communities, the Company's internal sales and engineering personnel and its network of independent sales representatives conduct sales presentations and participate in trade shows and other promotional activities.

     The Company has expanded its marketing efforts to more aggressively pursue domestic and international joint venture and design/build development opportunities to obtain projects and improve its results of operations in efforts to become profitable. In addition, the Company is promoting the incorporation of its modular cell products to State prison industries to capitalize on its New York State agreement. Since January 1, 1996, the Company has reduced office staff. From January 1996 to September 1996, the Company decided not to occupy factory space, but outsourced the manufacturing of its small modular cell projects to third party manufacturers. The Company occupied new factory facilities in October 1996. The Company will continue to review its overhead and personnel expenses based on operating results and prospects.

     The Company is continually bidding on and soliciting joint venture opportunities regarding construction projects. The anticipated revenues from any major project, would substantially improve the Company's operating results and cash flow, although no assurances can be given that any of these projects will be awarded to the Company.

     On July 17, 1996, the Company was awarded a contract from the State of New York which management anticipates will generate revenues of approximately $50,000,000 over three years ending December 31, 1999. Through June 30, 1997, revenues from this contract were approximately $3,000,000. On August 25, 1997, the Company received an additional order of approximately $12,000,000 under the New York State agreement, which is scheduled to be completed and billed by December 31, 1997.

     The Company currently had bids pending on approximately $4,500,000 in projects. For the three months ended September 30, 1997, the Company submitted bids on approximately $12,500,000 in projects and remains under consideration for $3,400,000 of these projects.

     Through its subsidiaries, MarkCare Medical Systems, Inc. and MarkCare Medical Systems, Ltd. (collectively "MarkCare"), the Company continues to market its IntraScan II PACS and teleradiology systems and is forming strategic alliances with other companies with related medical products. Effective March 1996, the Company entered into a master supplier agreement with Data General Corporation, a large computer hardware and systems integration provider with a client base of over 1,000 institutions, pursuant to which Data General will include the IntraScan II PACS and teleradiology software applications in proposals to healthcare institutions. Management anticipates that the sale of the IntraScan II systems will begin to generate revenues in the calendar year ending December 31, 1998, although no assurances can be given in this regard. If the IntraScan marketing plan is successful, management believes that the revenues from resulting sales will be more constant then those of the modular steel products presently and will reduce fluctuations in the Company's results of operations and financial condition.

Results of Operations

     The substantial majority of the Company's operating revenues for the reported periods were derived from the sale of modular cells for correctional institutions. Management believes that the sale of these modular steel products will continue to represent the substantial majority of the Company's operating revenues through June 30, 1998. For the three months ended September 30, 1997 sales of the modular steel products represented 78.2% of total revenues.

     Revenues for the three months ended September 30, 1997 increased 169.0% to $832,241 from $309,358 for the comparable 1996 period. This increase is attributed to the progress on five of the previously awarded projects, including $198,400 under the New York State agreement.

     Cost of sales for the three months ended September 30, 1997, which consists primarily of materials, labor, supplies, and fixed factory overhead expense, increased 337% to $1,122,893 from $241,552 for the comparable 1996 period reflecting the increase in sales. Cost of sales as a percentage of revenues was 127.0% for the three months ended September 30, 1997 as compared to 78.1% for the comparable 1996 period. This increase is attributable to cost overruns on several previously awarded projects due to, among other things, delays caused by the relocation of its factory in fiscal 1997. Management expects its gross profit margin to improve due to operating efficiencies implemented over the last six months. For the three months ended September 30, 1997 fixed factory overhead expenses were $61,332. For the comparable 1996 period the Company did not occupy factory space. Additionally, MarkCare's product line (primarily software sales and support services) has a significantly lower cost of sales.

     Selling, general and administrative expenses for the three months ended September 30, 1997 increased 26.7% to $1,122,893 from $886,043 for the comparable 1996. This increase is primarily attributable to an increase in selling expenses related to the MarkCare products, including staff expenses, travel and promotional activities and the administrative expenses associated with the operation of its factory facilities for the modular cells.

Liquidity and Capital Resources

     The Company's working capital requirements result principally from staff and management overhead, office expense and marketing efforts. The Company's working capital requirements have historically exceed its working capital from operations due to the sporadic sales of its products. Accordingly, the Company has been dependent and, absent significant improvements in operations, will continue to be dependent on the infusion of new capital in the form of equity or debt financing to meet its working capital deficiencies, although no assurance can be given that such financing will be available. The Company believes its present available working capital and anticipated cash from its existing contracts is sufficient to meet its operating requirements through August 31, 1998. The Company obtained a $400,000 revolving line of credit collateralized by substantially all of its assets and has no outstanding borrowings at November 3, 1997. To the extent it requires additional capital, the Company will continue to principally look to private sources.

     For the three months ended September 30, 1997, the Company sold 550,000 shares of Common Stock pursuant to the exercise of warrants raising gross proceeds of $1,456,250. Since October 1, 1997, the Company sold 30,000 shares of Common Stock pursuant to the exercise of warrants raising gross proceeds of $60,000.

     The Company presently has an effective registration statement relating to 813,425 shares of Common Stock issuable upon the exercise of warrants and options, the majority of which are exercise prices ranging from $ 2.00 to $ 5.00 per share. The Company will initially look to the exercise of presently outstanding warrants and options to meet working capital deficits, however, if sufficient securities are not exercised, the Company will be required to seek additional private sales of its securities, which, if available, would most likely be at discounts to the current trading price of the Company's Common Stock.

     The Company's inventory increased to $701,358 at September 30, 1997 from $336,287 at June 30, 1997 due to raw material purchases and component purchases for the increased production volume.

     Cash and cash equivalents increased from $422,457 at June 30, 1997 to $787,910 at September 30, 1997 primarily due to proceeds from exercise of warrants and options. Working capital increased to $962,497 at September 30, 1997 from $923,457 at June 30, 1997 primarily due to the warrant and option proceeds offset by operating expenses.

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


Date:   November 12, 1997

                              MARK SOLUTIONS, INC.



                                                   By:/s/ Carl Coppola
                                                   -------------------
                                                   Carl Coppola- President,
                                                   Chief Executive Officer
                                                   and Chief Financial Officer