Form 10-Q
period 1997-12-31
MARK SOLUTIONS INC
filed 1998-02-13
CIK 807397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                     _______

                                    FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         December 31, 1997
                               ---------------------------------

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ___________________ to ____________________

Commission File Number:                       0-17118
                        -------------------------------------------

                              Mark Solutions, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                 11-2864481
 ----------------------------                 ----------------------------
 (State or Other Jurisdiction                        (I.R.S. Employer
         of Incorporation)                           Identification No.)


Parkway Technical Center
1515 Broad Street
Bloomfield, New Jersey                                 07003
----------------------------------------------------------------
(Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code: (973) 893-0500
                                                    ---------------


              ----------------------------------------------------
Former Name, Former Address and Former Fiscal Year,if Changed Since Last Report

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

Common Stock,$.01 par value:16,972,212 shares outstanding as of February 12, 1998.

                              MARK SOLUTIONS, INC.
                                    Form 10-Q
                                       for
                         Quarter Ended December 31, 1997

                                      Index

Part I.  Financial Information                                      Page No.

Item 1. Financial Statements

        Consolidated Balance Sheets as of
          December 31, 1997 and June 30, 1997 ........                     3-4

        Consolidated Statements of Operations
          for the Six Months and Three Months Ended
          December 31, 1997
          and December 31, 1996 ......................                       5

        Consolidated Statements of Cash Flows
          for the Six Months Ended December 31,
          1997 and December 31, 1996 .................                       6

        Notes to Consolidated Financial Statements ...                       7


Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations .                  8-10


Part II.  Other Information

Item 2. Changes in Securities                                            11-12

Item 4. Submission of Matters to a Vote of Security                      12-13
          Holders

Item 6. Exhibits and Reports on Form 8-K .............                      13


          Signatures                                                        13

                     MARK SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                             December 31, 1997            June 30, 1997
                             -----------------            --------------
Current Assets:
Cash and cash equivalents    $ 3,935,244                  $  422,457
Accounts receivable, less
  allowance of $5,500 at
  December 31 and
  June 30,1997                 2,306,536                   3,178,928
Inventories                    1,141,231                     336,287
Other current assets             122,181                     230,748
                                 -------                     -------
   Total Current Assets                  $7,505,192                  $4,168,420

Property and Equipment, net                 362,868                     347,259

Other Assets:
Cost in excess of net
  assets of business
  acquired less accumulated
  amortization of
  $332,403 and $227,433 at
  December 31,1997 and
  June 30, 1997,respectively     717,288                     822,258
Other assets                      82,222                      94,340
                                  ------                      ------
  Total Other Assets                        799,510                     916,598
                                            -------                     -------
Total Assets                             $8,667,570                  $5,432,277
                                         ==========                  ==========

                     MARK SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                              December 31, 1997       June 30, 1997
                              -----------------       --------------

Current Liabilities:
Accounts payable              $ 5,011,563              $ 1,638,288
Short-term borrowings                   -                  435,225
Current maturities of
    long-term debt                  8,668                  448,729
Current portion of
    obligations under
    capital leases                 13,018                    8,276
Due to related parties            194,133                  296,472
Notes payable to officer          135,163                  160,000
Accrued liabilities               149,473                  257,973
                              -----------              -----------
   Total Current Liabilities              $5,512,018                $3,244,963

Other Liabilities:
Long-term debt excluding
   current maturities           1,058,567                2,312,556
Long-term portion of
   obligations under
   capital leases                  33,782                   27,911
                              -----------              -----------
   Total Other Liabilities                 1,092,349                 2,340,467

Commitments and Contingencies                - - -                       - - -

Stockholders' Equity (Impairment):
   Common stock, $.01 par
   value,50,000,000 shares
   authorized, 16,972,212
   and 14,779,085 shares issued
   and outstanding at December
   31 and June 30, 1997,
   respectively                   169,972                    147,790
Additional paid-in capital     30,382,322                 27,454,982
Deficit                       (28,489,091)               (27,755,925)
                              -----------                -----------
   Total Stockholders'
     Equity (Impairment)                   2,063,203                  (153,153)
                                           ---------                  --------



Total Liabilities and
     Stockholders' Equity
     (Impairment)                         $8,667,570                $5,432,277
                                          ==========                ==========

                      MARK SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS



                      Six Months    Six Months    Three Months     Three Months
                         Ended         Ended          Ended            Ended
                    Dec. 31, 1997  Dec. 31, 1996  Dec. 31, 1997    Dec 31, 1996
                    -------------  -------------  -------------    ------------
Revenues:
Sales                 $ 7,643,231   $ 1,695,207    $ 6,810,990      $ 1,385,849

Costs and Expenses:
Cost of sales           5,879,900     1,358,375      4,822,726        1,116,549
Selling, general,
 and admin. expense     2,078,621     1,822,640        955,728          936,872
                        ---------     ---------        -------          -------
   Total Costs
     and Expenses       7,958,521     3,181,015      5,778,454        2,053,421
                        ---------     ---------      ---------        ---------


Operating Income(loss)   (315,290)   (1,485,808)     1,032,536         (667,572)

Other Income (Expenses):
Interest income               846        17,146            797            7,464
Interest expense         (229,193)      (85,583)       (32,616)         (61,589)
Imputed Int. on
 convertible debenture   (160,157)     (439,997)       (64,064)        (439,997)
Bad debt expense          (29,372)                        (616)
Loss on disposal of
   assets                       -        (3,120)             -           (1,500)
                     --------------  ------------    -----------    ------------
                         (417,876)     (511,554)        (96,499)       (495,622)
                     --------------  -------------   -----------    ------------

Net Income(Loss)     $   (733,166)   $ (1,997,362)   $   936,037     (1,163,194)
                     ==============  =============   ============   ============

BASIC EARNINGS
 PER SHARE
   Income(Loss)
     per Share       $      (0.05)          (0.14)           0.06        (0.08)
                     ==============  ==============   ============  ============

Weighted Average
 Number of Shares
 Outstanding            15,987,554      14,061,378      16,959,030    14,232,470
                        ==========      ==========      ==========    ==========

DILUTES EARNINGS
 PER SHARE
   Income (Loss)
    per Share        $      (0.05)          (0.14)           0.05        (0.08)
                      ============       =========       ==========   ==========

Weighted Average
  Number of Shares
  Outstanding           15,987,554      14,061,378       18,193,375   14,232,470
                        ==========      ==========       ==========   ==========

                      MARK SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                        Six Months           Six Months
                                           Ended                Ended
                                       Dec. 31, 1997        Dec. 31, 1996
                                       -------------        -------------

Cash Flows From Operating
    Activities:
Net (loss)                             $    (733,166)      $  (1,997,365)
Adjustments to reconcile
    net (loss) to net
    cash provided by (used for)
    operating activities:
   Depreciation and amortization             177,319             198,846
   Accrued interest on debt
    conversion                                     -               9,477
   Loss on disposal of assets                      -               3,120
   Imputed interest expense on
    convertible debt                               -             440,000
   (Increase) decrease in assets:
     Restricted cash                               -              (1,907)
     Accounts Receivables                    872,392            (874,173)
     Inventory                              (804,944)           (537,675)
     Other current assets                    108,567             (68,320)
     Other assets                             12,118             (34,414)
   Increase (decrease) in
    liabilities:
     Accounts payable                      3,373,275             633,281
     Due to related parties                 (102,339)             87,247
     Accrued liabilities                    (108,500)            (57,202)
                                            --------             -------
   Net adjustments to reconcile
    net (loss) to net cash
    provided by (used for)
    operating activities                   3,527,888            (201,720)
                                           ---------            --------
      Net Cash Provided by
     (Used for) Operating Activities       2,794,722          (2,199,085)
                                           =========          ==========

Cash Flows From Investing
    Activities:
   Acquisition of property and
    equipment                                (87,958)            (84,146)
                                      ---------------     --------------
        Net Cash (Used for)
         Investing Activities                (87,958)            (84,146)
                                      ---------------      -------------

Cash Flows From Financing
    Activities:
   Proceeds from issuance of
    convertible debt                               -           2,200,000
   Repayment of long term debt              (444,050)                  -
   Increase(decrease) of short
    term borrowings                         (435,225)             13,086
   Proceeds of equipment loans
    less repayments                           10,613              (8,386)
   Repayment of notes payable
    officer                                  (24,837)                  -
   Proceeds from issuance of
    common stock                           1,701,439             105,982
   Debt issue costs                           (1,917)           (162,700)
   Payment of issuance costs                       -             (21,279)
                                       -------------       --------------
   Net Cash Provided by
     Financing Activities                    806,023           2,126,703
                                       -------------       -------------

Net Increase(Decrease) in Cash             3,512,787            (156,528)

Cash and Cash Equivalents
   at Beginning of Period                    422,457             263,922
                                       -------------       -------------

Cash and Cash Equivalents
   at End of Period                    $   3,935,244       $     107,394
                                       =============       =============

Note 1    INTERIM FINANCIAL INFORMATION

     The consolidated balance sheet of the company as of December 31, 1997, the consolidated statements of operations for the six months and three months ended December 31, 1997 and 1996 and the consolidated statements of cash flows for the three months ended December 31, 1997 and 1996 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim finanical information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The June 30, 1997 balance sheet data is derived from the audited consolidated financial statements. The attached financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

     Certain reclassifications have been made to the current and prior year amounts to conform to the current period presentation.

Note 2    INVENTORY

       Inventories consist of the following:

                                       December 31, 1997       June 30, 1997
                                       ------------------      -------------

      Raw Materials                           $ 1,141,231        $ 300,888
      Finished Goods                                    -           35,399
                                     --------------------    --------------
                  Total                        $ 1,141,231        $ 336,287
                                     =====================   ==============


Note 3    Common Stock and Additional Paid-In Capital

     During the six months ended December 31, 1997, the Company issued 580,000 shares of common stock as a result of the exercise of warrants, receiving gross proceeds of $1,516,250.

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

     On July 17, 1996, the Company was awarded a contract from the State of New York which management anticipated would generate revenues of approximately $50,000,000 over three years ending December 31, 1999. Because of an unanticipated change by New York State to exclude steel cells on a current prison project, the Company can no longer estimate the potential revenues to be generated by this contract. Through June 30, 1997, revenues from this contract were approximately $3,000,000. On August 25, 1997, the Company received an additional order of approximately $12,000,000, which is scheduled to be completed and billed by March 31, 1998.

     The Company currently has bids pending on approximately $5,900,000 in projects. For the six months ended December 31, 1997, the Company submitted bids on approximately $18,000,000 in projects and remains under consideration for $5,000,000 of these projects.

    Through its subsidiaries, MarkCare Medical Systems, Inc. and MarkCare Medical Systems, Ltd. (collectively "MarkCare"), the Company continues to market its IntraScan II PACS and teleradiology systems and is attempting to form strategic alliances with other companies with related medical products. Effective March 1996, the Company entered into a master supplier agreement with Data General Corporation, a large computer hardware and systems integration provider with a client base of over 1,000 institutions, pursuant to which Data General will include the IntraScan II PACS and teleradiology software applications in proposals to healthcare institutions. Management anticipates that the sale of the IntraScan II systems will begin to generate revenues in the calendar year ending December 31, 1998, although no assurances can be given in this regard. If the IntraScan marketing plan is successful, management believes that the revenues from resulting sales will be more constant then those of the modular steel products presently and will reduce fluctuations in the Company's results of operations and financial condition.

Results of Operations

     The substantial majority of the Company's operating revenues for the reported periods was derived from the sale of modular cells for correctional institutions. Management believes that the sale of these modular steel products will continue to represent the substantial majority of the Company's operating revenues through June 30, 1998. For the three months ended December 31, 1997 sales of the modular steel products represented 100% of total revenues.

     Revenues for the three months ended December 31, 1997 increased 391.0% to $6,810,990 from $1,385,849 for the comparable 1996 period. This increase is solely attributed to the previously awarded purchase order from New York State.

     Cost of sales for the three months ended December 31, 1997, which consists primarily of materials, labor, supplies, and fixed factory overhead expense, increased 332% to $4,822,726 from $1,116,549 for the comparable 1996 period reflecting the increase in sales. Cost of sales as a percentage of revenues was 71% for the three months ended December 31, 1997 as compared to 81% for the comparable 1996 period. This decrease is attributable to efficiencies of running such a large project. Management expects to achieve increased gross margins in its steel business due to additional operating efficiencies implemented over the last six months in the Companys new manufacturing facility.

     Selling, general and administrative expenses for the three months ended December 31, 1997 increased 2% to $955,728 from $936,872 for the comparable 1996. This stability is primarily attributable to the successful implementation by management of cost controls over the past twelve months.

     Revenues for the six months ended December 31, 1997 increased 351% to $7,643,231 from $1,695,207 for the comparable 1996 period. For the six months ended December 31, 1997, sales of the modular steel products represented 97.6% of total revenues. This increase is attributed to the progress on five previously awarded projects, including $6,866,000 on the most recent New York State purchase order.

     Cost of sales for the six months ended December 31, 1997, increased 333% to $5,879,900 from $1,358,375 for the comparable 1996 period reflecting the increase in sales. Cost of sales as a percentage of revenues was 77% for the six months ended December 31, 1997 as compared to 80% for the comparable 1996 period. This decrease is attributable to efficiencies associated with the New York State project.

     Selling, general and administrative expenses for the six months ended December 31, 1997 increased 14% to $2,078,621 from $1,822,640 for the comparable 1996. This increase is primarily attributable to an increase in selling expenses related to the MarkCare products, including staff expenses, travel and promotional activities and the administrative expenses associated with the operation of its factories for the modular cells.


Liquidity and Capital Resources

     The Company's working capital requirements result principally from staff and management overhead, office expense and marketing efforts. The Company's working capital requirements have historically exceeded its working capital from operations due to the sporadic sales of its products. Accordingly, the Company has been dependent and, absent significant improvements in operations, will continue to be dependent on the infusion of new capital in the form of equity or debt financing to meet its working capital deficiencies, although no assurance can be given that such financing will be available. The Company believes its present available working capital and anticipated cash from its existing contracts is sufficient to meet its operating requirements through December 31, 1998. The Company obtained a $400,000 revolving line of credit collateralized by substantially all of its assets and has no outstanding borrowings at February 4, 1998. To the extent it requires additional capital, the Company will continue to principally look to private sources.

     For the six months ended December 31, 1997, the Company sold 580,000 shares of Common Stock pursuant to the exercise of warrants raising gross proceeds of $1,516,250.

     The Company presently has an effective registration statement relating to 763,425 shares of Common Stock issuable upon the exercise of warrants and options, the majority of which are exercise prices ranging from $ 2.00 to $ 5.00 per share. The Company will initially look to the exercise of presently outstanding warrants and options to meet working capital deficits, however, if sufficient securities are not exercised, the Company will be required to seek additional private sales of its securities, which, if available, would most likely be at discounts to the current trading price of the Company's Common Stock.
     The Company's inventory increased to $1,141,231 at December 31, 1997 from $336,287 at June 30, 1997 due to raw material purchases and component purchases for the increased production volume.

     Cash and cash equivalents increased from $422,457 at June 30, 1997 to $3,935,244 at December 31, 1997 primarily due to the collection of receivables generated from its New York State contract and the proceeds from the exercise of warrants and options. Working capital increased to $1,993,174 at December 31, 1997 from $923,457 at June 30, 1997 primarily due to profits generated and warrant and option proceeds during the six months ended December 31, 1997.

Forward Looking Statements

     Except for the historical information contained herein, the matters discussed in this report are forward looking statements under the Federal securities laws that involve risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among other things, changes to delivery schedules for the New York State purchase order, collection risks, meeting financing requirements, ability to obtain materials and the uncertainty of sales of the IntraScan product.



        PART II - OTHER INFORMATION


Item 2. Changes in Securities

     On December 4, 1997, the Companys stockholders approved an increase in the Companys authorized shares from 25,000,000 to 50,000,000 shares of Common Stock. See Item 4 of this report.


     The following sets forth information regarding the private placement of equity securities by the Company during the six months ended December 31, 1997:

     On September 3, 1997, the Company reduced the exercise price of certain outstanding warrants, which were issued to four persons for investor relations and financial banking consulting services from $5.00 per share. The exercise price of warrants to purchase 250,000 shares of Common Stock was reduced to $2.75 per share and the exercise price of warrants to purchase 150,000 shares of Common Stock was reduced to $2.50 per share.

     On December 4, 1997, the Company modified and issued certain warrants and options as follows:

               1. The  Company  extended  the  expiration  date of its  publicly traded  Class A warrants from  December  31, 1997 to June
                  30, 1998. These warrants are exercisable at $3.25 per share.

               2. The  Company  extended  the  expiration  date of  outstanding warrants to purchase 140,000 shares of Common Stock at $2.00 per share from December 31, 1997 to June 30, 1998. These warrants were previously issued to three individuals in connection with a private placement financing in 1995.

               3. The Company reduced the exercise price of certain  warrants to purchase 50,000 shares of Common Stock at $5.75 per share and 50,000 shares of Common Stock at $5.125, to $2.625 per share. These warrants have an expiration date in September 1998 and were previously issued to two individuals for investor relations and sales consulting services.

               4. The Company  issued  three-year  options to  purchase  454,000 shares of Common Stock at $2.875 per share to its employees as incentive compensation.

               5. The Company  issued  warrants to  purchase  230,000  shares of
                  Common Stock to four consultants for investment banking and legal services. The terms of the warrants is as follows:

                  Shares Subject          Exercise
                   To Option                Price           Term in Years
                   ----------             ---------         -------------
                    35,000                 $2.875              Two
                   100,000                   4.00              Two
                    75,000                   3.25              Two
                    20,000                  2.875              Three


             6. The  Company  issued  to each of its four  outside  directors five-year options to purchase 100,000 shares of Common Stock for serving on the Board of Directors. Options to purchase 300,000 shares are exercisable at $2.875 per share and options to purchase 100,000 are exercisable at $3.375 per share.

     Each of the foregoing transactions was effected in reliance on the registration exemption provided by Section 4(2) of the Securities Act of 1933 as not involving a public offering due to the limited nature of each transaction, the sophistication of certain of the recipients and the recipients' relationship with the Company.

Item 4.  Submission of Matters to a Vote of Security-Holders.

     On December 4, 1997, the Company held its Annual Meeting of Shareholders (the "Annual Meeting") at which directors were elected and the increase in authorized shares from 25,000,000 shares of Common Stock to 50,000,000 shares of Common Stock was approved. The vote for the foregoing matters was as follows:

   1.  Election of Directors
       ---------------------

           Except for Mr. Yitz Grossman, each of the directors was re-elected.

Name                         Votes for                           Votes Against
----                        ----------                           -------------
Carl Coppola                14,391,344                              311,115
Richard Branca              14,391,474                              310,985
Ronald E. Olszowy           14,391,424                              311,035
William Westerhoff          14,385,474                              316,985
Michael Nafash              14,362,918                              339,541
Yitz Grossman               14,395,224                              307,235

     2. Approval of an Increase in Authorized  Shares from 25,000,000  shares of
     ---------------------------------------------------------------------------
        Common Stock to 50,000,000 shares of Common Stock
        -------------------------------------------------
             Votes For                                13,525,357
             Votes Against                             1,069,597
             Abstain                                     107,505


Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

Exhibit No.              Exhibit Description
-----------              -----------------------
27.1                     Financial Data Schedule




SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Date:   February 12, 1998
                                                  MARK SOLUTIONS, INC.



                                                  By:/s/ Michael Nafash
                                                     ---------------------
                                                     Chief Financial Officer