Form 10-Q
period 1998-03-31
MARK SOLUTIONS INC
filed 1998-05-06
CIK 807397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                     -------

                                    FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         March 31, 1998
                               --------------------------

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  ---       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              ---------------       ----------------

Commission File Number:               0-17118
                                   ---------------

                              Mark Solutions, Inc.
----------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

    Delaware                                                  11-2864481
-----------------                                          -----------------
(State or Other Jurisdiction                                (I.R.S. Employer
  of Incorporation)                                         Identification No.)

Parkway Technical Center
1515 Broad Street
Bloomfield, New Jersey                                                 07003
----------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code:             (973) 893-0500
                                                         ----------------------


         -------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes  X    No
                 -----    ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Common Stock, $ .01 par value: 17,036,674 shares outstanding as of May 4, 1998.

                              MARK SOLUTIONS, INC.
                                    Form 10-Q
                                       for
                          Quarter Ended March 31, 1998

                                      Index

Part I.  Financial Information                                      Page No.

Item 1. Financial Statements

         Consolidated Balance Sheets as of
            March 31, 1998 and June 30, 1997 .......................     3-4

         Consolidated Statements of Operations
            for the Nine Months and Three Months
            Ended  March 31, 1998  and March 31, 1997 ..............     5

         Consolidated Statements of Cash Flows
            for the Nine Months Ended March 31,
            1998 and March 31, 1997.................................     6

         Notes to Consolidated Financial Statements ................     7


Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations ..........     9


Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K ...........................    12


          Signatures                                                    12

                      Mark Solutions, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                    March 31, 1998                    June 30, 1997
                                                   ----------------                  ---------------

Current Assets:
Cash and cash equivalents                          $   948,319                          $ 422,457
Accounts receivable, less allowance of
  $5,500 at March 31, 1998 and June 30,1997          3,256,072                          3,178,928
Inventories                                            396,762                            336,287
Other current assets                                   106,186                            230,748
                                                   -----------                        -----------
   Total Current Assets                                         $4,707,339                         $4,168,420


Property and Equipment, net                                        509,878                            347,259



Other Assets:
Cost in excess of net assets
  of business acquired less accumulated
  amortization of $384,887 and $227,433 at
  March 31,1998 and June 30, 1997,
  respectively                                         664,804                            822,258
Other assets                                            74,549                             94,340
                                                   -----------                        -----------
  Total Other Assets                                               739,353                            916,598
                                                               -----------                        -----------
Total Assets                                                    $5,956,570                         $5,432,277
                                                                ==========                         ==========






                      Mark Solutions, Inc. and Subsidiaries
                           Consolidated Balance Sheets




                                                 March 31, 1998                      June 30, 1997
                                                 ----------------                  ---------------

Current Liabilities:
Accounts payable                                   $ 1,516,991                        $ 1,638,288
Short-term borrowings                                        -                            435,225
Current maturities of long-term debt                    19,167                            448,729
Current portion of obligations
  under capital leases                                   4,465                              8,276
Due to related  parties                                103,050                            296,472
Notes payable to officer                                50,000                            160,000
Accrued liabilities                                    278,439                            257,973
                                                    -----------                        -----------
  Total Current Liabilities                                      $1,972,112                         $3,244,963


Other Liabilities:
Long-term debt excluding current maturities          1,073,758                          2,312,556
Long-term portion of obligations under
  capital leases                                        11,266                             27,911
                                                   -----------                        -----------
   Total Other Liabilities                                        1,085,024                          2,340,467

Commitments and Contingencies                                         - - -                              - - -

Stockholders' Equity (Impairment):
Common stock, $.01 par value,
 50,000,000 shares authorized,
 16,972,212 and 14,779,085 shares
 issued and outstanding at March
 31, 1998 and June 30, 1997, respectively              169,722                            147,790
Additional paid-in capital                          30,377,778                         27,454,982
Deficit                                            (27,648,066)                       (27,755,925)
                                                   -----------                        -----------
   Total Stockholders' Equity (Impairment)                        2,899,434                           (153,153)
                                                                 -----------                        -----------


Total Liabilities and Stockholders' Equity (Impairment)          $5,956,570                         $5,432,277
                                                                 ==========                         ==========

                      Mark Solutions, Inc. and Subsidiaries
                      Consolidated Statement of Operations




                                         Nine Months        Nine Months       Three Months       Three Months
                                            Ended               Ended             Ended              Ended
                                        March 31, 1998     March 31, 1997     March 31, 1998     March 31, 1997
                                        --------------     --------------     --------------     --------------
Revenues:
Sales                                   $ 12,719,161       $  3,276,578       $  5,075,930       $  1,581,371

Costs and Expenses:
Cost of sales                              9,256,183          2,665,643          3,376,283          1,307,268
Selling, general, and
          administrative expenses          2,950,210          2,899,160            842,217          1,076,520
                                        -------------      -------------      -------------      -------------
  Total Costs and Expenses                12,206,393          5,564,803          4,218,500          2,383,788
                                       --------------      -------------      -------------      -------------

Operating Income(Loss)                       512,768         (2,288,225)           857,430           (802,417)

Other Income (Expenses):
Interest income                                5,960             21,272              5,114              4,126
Interest expense                            (250,712)          (728,728)           (21,519)          (643,145)
Imputed Int. on convertible debenture       (160,157)              --                 --              439,997
Loss on disposal of assets                      --               (3,120)              --                 --
                                        ------------       ------------       -------------      -------------
                                            (404,909)          (710,576)           (16,405)          (199,022)
                                        -------------      -------------      -------------      -------------

Net Income(Loss)                        $    107,859       $ (2,998,801)      $    841,025       $ (1,001,439)
                                        =============      =============      =============      =============


BASIC EARNINGS PER SHARE
Income(Loss) per Share                  $       0.01       $      (0.21)      $       0.05       $      (0.07)
                                        =============      =============      =============      =============
Weighted Average Number of
     Shares Outstanding                   16,310,982         13,974,665         16,972,212         14,475,378
                                        =============      =============      =============      =============

DILUTED EARNINGS PER SHARE
Income(Loss) per Share                  $       0.01       $      (0.21)      $       0.05       $      (0.07)
                                        =============      =============      =============      =============
Weighted Average Number of
     Shares Outstanding                   17,471,547         13,974,665         18,132,777         14,475,378
                                        =============      =============      =============      ============





                      Mark Solutions, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows



                                                                         Nine Months              Nine Months
                                                                            Ended                    Ended
                                                                        March 31, 1998           March 31, 1997
                                                                     -------------------       -------------------
Cash Flows From Operating Activities:
Net Income(loss)                                                     $           107,859       $       (2,998,801)
                                                                     -------------------       -------------------
Adjustments to reconcile net income(loss) to net cash
 provided by (used for) operating activities:
   Depreciation and amortization                                                257,950                   316,453
   Loss on disposal of assets                                                       -                       3,120
   Imputed interest expense on convertible debt                                 188,199                   637,810
   (Increase) decrease in assets:
     Restricted cash                                                                -                     162,920
     Accounts Receivables                                                       (77,144)               (1,394,543)
     Inventory                                                                  (60,475)                 (797,660)
     Other current assets                                                       124,562                    23,200
     Other assets                                                                19,791                   (34,415)
   Increase (decrease) in liabilities:
     Accounts payable                                                          (121,297)                  831,646
     Due to related parties                                                    (193,422)                  158,882
     Accrued liabilities                                                         20,466                  (157,765)
                                                                     -------------------       -------------------
   Net adjustments to reconcile net (loss) to net cash
     provided by (used for)  operating activities                               158,630                  (250,352)
                                                                     -------------------       -------------------
       Net Cash Provided by
       (Used for) Operating Activities                                          266,489                (3,249,153)
                                                                     -------------------       -------------------

Cash Flows From Investing Activities:
   Acquisition of property and equipment                                       (263,202)                  (97,629)
                                                                     -------------------       -------------------
        Net Cash (Used for)
         Investing Activities                                                  (263,202)                  (97,629)
                                                                     -------------------       -------------------

Cash Flows From Financing Activities:
   Proceeds from issuance of convertible debt                                       -                   2,950,000
   Repayment of long term debt                                                 (420,277)                      -
   Increase(decrease) of short term borrowings                                 (435,225)                  250,088
   Proceeds of equipment loans less repayments                                  (20,456)                      -
   Repayment of notes payable officer                                          (110,000)                      -
   Proceeds from issuance of common stock                                     1,510,450                   105,894
   Debt issue costs                                                              (1,917)                 (162,700)
   Payment of issuance costs                                                        -                     (22,498)
                                                                     -------------------       -------------------
   Net Cash Provided by Financing Activities                                    522,575                 3,120,784
                                                                     -------------------       -------------------

Net Increase (Decrease) in Cash                                                 525,862                  (225,998)

Cash and Cash Equivalents at Beginning of Period                                422,457                   263,922
                                                                     -------------------       ------------------

Cash and Cash Equivalents at End of Period                           $          948,319        $           37,924
                                                                     ===================       ===================



                      Mark Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 1    INTERIM FINANCIAL INFORMATION

The consolidated balance sheet of the Company as of March 31, 1998, the consolidated statements of operations for the nine months and three months ended March 31, 1998 and 1997 and the consolidated statements of cash flows for the nine months ended March 31, 1998 and 1997 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included.

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

Note 2    INVENTORIES

          Inventories consist of the following:

                                            March 31, 1998        June 30, 1997
                                            --------------        -------------

          Raw Materials                          $ 396,762            $ 300,888
          Finished Goods                              -                  35,399
                                                 ---------            ---------
                     Total                         396,762            $ 336,287
                                                ==========            ==========

Note 3    Common Stock and Additional Paid-In Capital

          a.  Warrant Exercise
          --------------------
          During the nine  months  ended  March 31,  1998,  the  Company  issued
          580,000 shares of common stock as a result of the exercise of warrants, receiving gross proceeds of $1,516,250.

          b. Debt Conversion
          --------------------
          During the nine months ended March 31, 1998, Convertible Debentures in the amount of $1,250,000 were converted into 1,562,500 shares of common stock. In addition, the Company issued 33,237 shares of common stock as payment of accrued interest on the debentures up to the date of conversion.

          c. Earnings Per Share
          ----------------------
          During the quarter ended March 31, 1998 the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share." Basic earnings per common share is computed by dividing the net earnings by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share gives effect to stock options and warrants which are considered to be dilutive common stock equivalents. Earnings per share have been retroactively restated to reflect FASB No. 128 for all prior periods presented.

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

           Under a three-year contract expiring in December 1999 with the State of New York, the Company provides modular steel cells and components to the State's prison industry program for the final assembly. Through March 31, 1998, revenues from this contract were approximately $11,900,000. The Company believes it will be awarded additional projects under its New York State contract and anticipates additional prison projects will be awarded in New York State by July 1998.

          The Company currently has bids pending on approximately $10,000,000 in projects. In addition to the $12 million in New York State orders, of the approximately $23,000,000 in bids submitted by the Company for the nine months ended March 31, 1998, the Company was awarded $430,000 in projects and remains under consideration for approximately $10,000,000 in projects.

          Through its subsidiaries, MarkCare Medical Systems, Inc. and MarkCare Medical Systems, Ltd. (collectively "MarkCare"), the Company continues to market its IntraScan II PACS and teleradiology systems and is forming strategic alliances with other companies with related medical products. The Company has a master supplier agreement with Data General Corporation, a large computer hardware and systems integration provider with a client base of over 1,000 institutions, pursuant to which Data General will include the IntraScan II PACS and teleradiology software applications in proposals to healthcare institutions. The Company has recently signed additional IntraScan distributor agreements with SANTAX A/S, a leading supplier of medical equipment in Scandinavia and WorldCare UK, Ltd., a worldwide telemedicine network provider. Management anticipates that the sale of the IntraScan II systems will begin to generate revenues in the calendar year ending December 31, 1998, although no assurances can be given in this regard. If the IntraScan marketing plan is successful, management believes that the revenues from resulting sales will be more constant then those of the modular steel products presently and will reduce fluctuations in the Company's results of operations and financial condition.

Results of Operations

          The substantial majority of the Company's operating revenues for the reported periods was derived from the sale of modular cells for correctional institutions. Management believes that the sale of these modular steel products will continue to represent the substantial majority of the Company's operating revenues through June 30, 1998. For the three months ended March 31, 1998 sales of the modular steel products represented 98.5% of total revenues.

          Revenues for the three months ended March 31, 1998 increased 221.0% to $5,075,930 from $1,581,371 for the comparable 1997 period. This increase is solely attributed to the previously awarded New York State project.

          Cost of sales for the three months ended March 31, 1998, which consists primarily of materials, labor, supplies, and fixed factory overhead expense, increased 158% to $3,376,283 from $1,307,268 for the comparable 1997 period, reflecting the increase in sales. Cost of sales as a percentage of revenues was 66.5% for the three months ended March 31, 1998 as compared to 82.7% for the comparable 1997 period. This decrease is attributable to efficiencies of running such a large project. Management expects to achieve increased gross margins in its steel business due to additional operating efficiencies implemented over the last nine months in the Company's new manufacturing facility.

          Selling, general and administrative expenses for the three months ended March 31, 1998 decreased 22% to $842,396 from $1,076,520 for the comparable 1997. This decrease is primarily attributable to the successful implementation by management of cost controls, including reductions in office expense, consulting and professional fees.

          Revenues for the nine months ended March 31, 1998 increased 288% to $12,719,161 from $3,276,578 for the comparable 1997 period. This increase is attributed to the progress on five previously awarded projects, including $11,931,000 on the most recent New York State purchase order.

          Cost of sales for the nine months ended March 31, 1998, increased 247% to $9,256,183 from $2,665,643 for the comparable 1997 period reflecting the increase in sales. Cost of sales as a percentage of revenues was 72.8% for the nine months ended March 31, 1998 as compared to 81.3% for the comparable 1997 period. This decrease is attributable to efficiencies associated with the New York State Project.

          Selling, general and administrative expenses for the nine months ended March 31, 1998 increased less than1% to $2,921,017 from $2,899,160 for the comparable 1997.

Liquidity and Capital Resources

          The Company's working capital requirements result principally from staff and management overhead, office expense and marketing efforts.

          Cash and cash equivalents increased from $422,457 at June 30, 1997 to $948,319 at March 31, 1998 primarily due to proceeds from the exercise of warrants and options. Working capital increased to $2,735,227 at March 31, 1998 from $923,457 at June 30, 1997 primarily due to profits generated and warrant and option proceeds during the nine months ended March 31, 1998. The Company believes its present available working capital and anticipated cash from its existing contracts is sufficient to meet its operating requirements through December 31, 1998. In addition, the Company has renewed a $400,000 revolving line of credit collateralized by substantially all of its assets and has no outstanding borrowings at May 5, 1998.

           The Company's inventory increased to $396,762 at March 31, 1998 from $336,287 at June 30, 1997 due to raw material purchases and component purchases for the increased production volume.

         The Company presently has an effective registration statement relating to 763,425 shares of Common Stock issuable upon the exercise of warrants and options, the majority of which have exercise prices ranging from $ 2.00 to $
5.00 per share. In the event working capital from operations is insufficient to finance growth in the Company's business or to meet cyclical working capital shortfalls, the Company will initially look to the exercise of presently outstanding warrants and options to meet working capital needs, however, if sufficient securities are not exercised, the Company will seek additional private sales of its securities, which, if available, would most likely be at discounts to the current trading price of the Company's Common Stock.


Forward Looking Statements

          Except for the historical information contained herein, the matters discussed in this report are forward looking statements under the Federal securities laws that involve risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among other things, collection risks, meeting financial requirements, ability to obtain materials and the uncertainty of sales of the IntraScan II product line.

          PART II  -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

Exhibit No.                                      Exhibit Description
---------------                                  --------------------
27.1                                             Financial Data Schedule

(b) Reports on Form 8-K for the Quarter Ending March 31, 1998

Date of Report                                   Item(s) Reported
---------------                                  --------------------
April 15, 1998                                   Item 4. Change in Registrant's
                                                         Certifying Accountant


SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


Date:   May 4, 1998

                                                 MARK SOLUTIONS, INC.



                                                 By:/s/ Michael Nafash
                                                    --------------------------
                                                    Chief Financial Officer