Form 10-K
period 1998-06-30
MARK SOLUTIONS INC
filed 1998-10-13
CIK 807397

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

     For the fiscal year ended       June 30, 1998
                                   -----------------

                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

    For the transition period from   _____________  to __________________


                           Commission File No. 0-17118

                              Mark Solutions, Inc.
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      11-2864481
    --------------------------                   -----------------------
  (State or other jurisdiction              (I.R.S. employer identification no.)
   of incorporation or organization)

Parkway Technical Center
1515 Broad Street, Bloomfield, New Jersey                         07003
-----------------------------------------                       ---------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (973) 893-0500
                                                           -----------------


Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
------------------------             ------------------------------------------
                                                            NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $ .01 par value
                                (Title of class)


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              -----      -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].

          The aggregate market value of the 16,449,318 shares of Common Stock held by non-affiliates of the Registrant on September 21, 1998 was $14,393,153 based on the closing sales price of $ .875 on September 21, 1998.

  The number of shares of Common Stock outstanding as of September 21, 1998 was 19,296,674.


                       DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of Form 10-K will be incorporated by reference to certain portions of a definitive proxy statement, which is expected to be filed by the registrant pursuant to Regulation 14A within 120 days of the end of the fiscal year.

                                     PART I
Item 1.  Business

(a) General Development of Business.

     Mark Solutions, Inc. ("Mark") is a Delaware corporation, which operates its various businesses through wholly owned subsidiaries and a division.

    Mark is engaged in the design, manufacture, and/or installation of (i) modular steel cells for correctional institution construction and (ii) diagnostic support, picture archiving and communication computer systems (PACS) marketed under the name "IntraScan".

        Mark markets its modular steel products by responding to public bids and by pursuing joint ventures and affiliations with other companies to solicit design build and/or operate correctional facilities both domestically and internationally.

        Mark markets its IntraScan II PACS systems to radiology departments, large healthcare facilities, hospitals, and outpatient imaging group practices, primarily through a marketing agreement with Data General Corporation.

        Mark  discontinued   marketing  its  treatment  booth  for  communicable
diseases in fiscal 1998.

    Mark was incorporated under the laws of the State of Delaware on September 29, 1986 under the name "Showcase Cosmetics, Inc."

(b) Financial Information about Industry Segments

    The following table sets forth information regarding Mark's industry segments and classes of products.

                                          Fiscal Year Ended June 30,
                                          --------------------------
                                     1998             1997            1996
                                     ----             ----            ----
  Sales to unaffiliated
 customers:

Mark Correctional Systems:
    Modular Cells ...........    $ 12,713,508    $   6,114,195    $  3,256,574
                                 ------------    -------------    ------------
MarkCare Medical Systems:
    IntraScan ...............         150,482          224,125          41,946
    Other .........                    57,820          111,424         156,095
                                 ------------       ----------      ----------
                                      208,302          335,549         198,041
                                 ------------       ----------      ----------

                                 $ 12,921,810     $  6,449,744     $ 3,454,615
                                 =============    ============     ===========
Operating Profit:

Mark Correctional Systems ...    $     73,434     $ (2,706,272)    $(4,508,406)
MarkCare Medical Systems  ...      (2,064,256)      (1,035,934)       (555,462)
Identifiable Assets:

Mark Correctional Systems ...    $  4,258,021     $  5,002,432     $ 1,317,620
MarkCare Medical Systems ......       916,080          429,845       1,766,143

(c)  Narrative Description of Business


Products and Services


Mark Correctional Systems Division

     Mark operates its modular steel cell business through its division, Mark Correctional Systems.

     Modular Cells. Since the initial sale of its prefabricated modular steel cells for correctional facilities in 1989, Mark has manufactured and sold security prison cells in 14 states including Indiana, Illinois, New York, New Jersey, Michigan, Missouri, Washington and Wisconsin. Revenues generated by the sale of cells to correctional facilities aggregated $12,713,508 or 98.4% of Mark's total operating revenues for the fiscal year ended June 30, 1998. These revenues are primarily attributable to the New York State agreement described below.

     Effective March 15, 1996, Mark received a three-year agreement from the State of New York to be the exclusive supplier of modular steel prison cells and shower facilities. Pursuant to the agreement, Mark will provide complete, partially complete and/or components of modular units and support services to Corcraft (Department of Corrections-Division of Industries) for sale to State and local governments. The agreement has a stated estimate of 2,455 cells over the three years; however no minimum volume is guaranteed and purchase orders are to be issued for specific projects. The State of New York reserves the right to renegotiate the stated contract prices or solicit third party bids for any single order of 700 or more cells. At its option, New York State may license the manufacture of the entire cell and will not be obligated to pay additional licensing fees after (i) Mark receives total payments of $15,000,000 under the agreement, (ii) the total number of cells manufactured under the license exceeds 1,000 or (iii) the fifth anniversary date of the agreement. To date, Mark has received three (3) purchase orders for approximately $15,000,000 pursuant to this agreement.

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

         Each cell is load bearing to allow for multiple-story construction, and is manufactured to tolerances of 1/16 of an inch, which results in more efficient and faster on-site installation.

         The modular cells can also be adapted for use as infectious disease isolation units, which have a negative pressure ventilation system, and safely discharges contaminated air. While Mark continues to have the capability to manufacture the infectious disease isolation units, it discontinued actively marketing such units in Fiscal 1998.


MarkCare Medical Systems, Inc.

    Mark operates its PACS business through MarkCare Medical Systems, Inc., a wholly owned Maryland subsidiary ("MarkCare-US") and MarkCare Medical Systems, Ltd., a wholly owned United Kingdom subsidiary ("MarkCare-UK").
MarkCare-US and MarkCare-UK are collectively referred to as "MarkCare".

     IntraScan II PACS System. The IntraScan II PACS system, is a "filmless" picture, archiving and communications system marketed to radiology departments, large healthcare facilities, hospitals and outpatient imaging group practices primarily through a marketing agreement with Data General Corporation ("Data General") described below.

     The IntraScan II PACS system is a computer-based image, archival and retrieval system that interfaces with medical imaging devices and can store and recall images from imaging modalities including x-ray, computed tomography (CAT
Scan), computed radiography, nuclear medicine, ultra sound and magnetic resonance imaging (MRI). While Mark is aware of similar systems in various stages of development, management believes the IntraScan II PACS system is the only system which is designed to be platform independent allowing the software to operate with most computer hardware and operating systems.

     The IntraScan II PACS system has a high resolution display capability (512 X 512 to 2000 X 2500 pixels). The high resolution allows medical providers to make diagnoses from computer digital images without the need for radiographic film. This capability eliminates the processing time for film development allowing faster diagnoses and significantly reduces the costs related to film development and patient record storage.

     The  IntraScan  II  PACS  system  allows  image   manipulation,   including
simulation of the multi-image view box, which allows side-by-side comparisons of images from different modalities (e.g. x-ray and CAT Scan).

     In addition, the IntraScan II PACS system allows for networking between departments within a healthcare facility or between institutions at different locations by communication networks. This networking capability coupled with the high resolution allows efficient and instant transfer of diagnostic quality images for consultation and transportation of patient records.

     The IntraScan II PACS system includes software programs, protected by British common law copyrights and U.S. copyrights, and standard hardware computer equipment as to which Mark has no proprietary interests.

     Effective March 18, 1996, Mark entered into a Master Supplier Agreement with Data General pursuant to which Mark provides IntraScan II PACS system software and related services to Data General to be incorporated into PACS sale proposals and bids to healthcare facilities. The products and services to be provided by Mark will be negotiated between Mark and Data General on a project by project basis. Pursuant to this agreement, Mark is Data General's exclusive supplier of PACS software products and Mark is permitted to market and sell the IntraScan II PACS system software to other distributors or systems integrators.

     While no assurances can be given, Mark believes that the sales related to the IntraScan II PACS system, will generate material revenues in the fiscal year ending June 30, 1999. Mark received its first purchase order for its IntraScan II PACS software on August 10, 1998 from Data General.

     Manufacturing and Assembly. Mark manufactures and assembles its modular cells at its 74,000 square foot plant located in Jersey City, New Jersey, which is equipped with a fully automated computer driven design and tooling system. This system allows for more precise tolerances and faster production output. The raw materials for Mark's products, including sheet metal, hardware, and other components are supplied primarily by regional manufacturers. In addition to the manufacture of the shell of its products, Mark purchases, assembles, and installs the ancillary components including lavatory facilities, shower facilities, desks, stools, and sleeping bunks. Management believes that there are a sufficient number of national vendors to meet its raw material and component needs, and that Mark is not dependent upon a limited number of suppliers. With respect to the IntraScan II PACS system, Mark's primary responsibility will be the development and loading of software programs on to standard hardware equipment, minimal hardware modifications and networking. Mark is able to conduct its IntraScan II PACS system assembly and modifications activities at the offices of MarkCare-UK and its executive offices. In the event Mark determines that additional space is necessary based on orders, management believes that adequate space will be available on acceptable economic terms.

     Delivery and On-Site Services. Mark contracts with several third-party carriers to deliver the modular cells to the construction site. In addition, Mark provides delivery and support services for its products including installation assistance, operating instructions and subsequent inspections and testing.

Marketing and Sales

     Modular Cells. The market for Mark's modular cell is primarily federal, state and local governmental agencies responsible for the construction and maintenance of correctional institutions. While Mark believes its modular cell technology has other applications such as temporary emergency housing, for the foreseeable future the correctional institutions market will represent the substantial majority of its modular products business. No assurances can be given that any other markets will develop to any significant degree.


        Mark designs prototypes of its modular cells for marketing, sales and trade show demonstrations. Mark's marketing and sales efforts are managed by its Vice President of Sales and Marketing and include in- person solicitations, direct mail campaigns and participation in industry trade shows. Mark presently markets and sells its modular cells directly and through independent manufacturers' representatives. Mark's network consists of 10 outside sales representatives servicing eighteen (18) states and eleven (11) foreign countries including Canada, Italy, France and Latin America. Each representative generally enters into an agreement with Mark, which contains certain non-disclosure restrictions and provides for payment on a commission basis. Mark has also signed a licensing agreement covering the continent of Africa and several surrounding islands.

     As a result of the New York State agreement, Mark has identified State prison industries, which operate as job training and rehabilitative programs for inmates, as a potential market for its modular cells. Mark is soliciting interest in the integration of its cells into other prison industries programs based on the New York State model.

     IntraScan II PACS System. The IntraScan II PACS system is primarily marketed jointly with Data General as the prime contractor to its existing healthcare client base and to other healthcare institutions. Mark personnel participate in systems demonstrations, site visits, and assist in the solicitation of and response to request for proposals. Mark has entered into other strategic alliances with established medical equipment providers to gain access to existing clients and to benefit from such companies' marketing and sales forces. Mark has signed licensing/marketing agreements with: Santax A/S, a Norwegian company; Konica, a multi-national company; Worldcare, a United Kingdom company; Avantec, an Indian company; AIS, a Swiss company, and Medilink, an Australian company.


Bid Process, Subcontracting and Bonding Requirements

    Mark has derived the substantial majority of its revenues from state and local government correctional projects and is consequently required to prepare and submit bid proposals based on the design and specifications prepared by the supervising architectural or engineering firm. Mark prepares and submits a formal bid proposal, which includes price quotations and estimates, selected material options and construction time estimates. Depending on the nature of the project, Mark itself may bid, or provide bidding data regarding Mark's products to a firm which is bidding to become the general contractor for the project. In the latter case, the Mark data is incorporated into the bid made by the prospective general contractor. After receipt and review of all accepted bids the governmental agency awards the contract based on numerous factors including costs, reputation, completion estimates and subcontracting arrangements. In those instances where Mark is not the direct bidder but provides bid information to a general contractor who is ultimately awarded the project, there is no guarantee that Mark will receive the subcontract business.

     The typical time period from submission of bids to awarding of the contract to the direct bidder (whether Mark or a general contractor) is 60 to 120 days. In those instances, where Mark is not the direct bidder, subcontracts are generally awarded within an additional 60 to 120 days.

     In connection with some government construction projects, Mark is required to provide performance and completion bonds as a condition to submission or participation in a bid. Due to Mark's financial condition, it has generally been unable to obtain bonds without the assistance and guarantee of third parties including Mark's President and/or another business entity owned by an outside director. See "Item 13. Certain Relationships and Related Transactions". To date, Mark has not limited its bidding activity nor lost any projects due to its limited bonding capacity. However, as Mark is awarded multiple projects, the inability to obtain bonds may limit the number of additional projects Mark can pursue and would have a material adverse effect on operations.


Regulation

     Mark modular cells are subject to various state building codes including BOCA, UBC, the Southern Building Codes and criteria established by the American National Standards Institute. In addition, these products are subject to the guidelines and regulations of OSHA, NIOSH and Centers for Disease Control and Prevention. The modular cells comply with such codes and regulations in all material respects.

         IntraScan II PACS system is a "Class II medical device", classified by the Federal Food and Drug Administration ("FDA") subject to the pre-market notification and approval process. Accordingly, the products are regulated by The Federal Food, Drug and Cosmetic Act and The Safe Medical Devices Act of 1990 regarding the (i) effectiveness and safety of the product, (ii) condition of the manufacturing facilities and procedures and, (iii) labeling of devices. Mark has received a letter from the FDA for the IntraScan II PACS system, authorizing commercial distribution.

     Certain aspects of Mark's manufacturing process are regulated by state and Federal environmental laws. Mark has obtained all necessary licenses and permits in this regard and is in compliance in all material respects with applicable environmental laws.

Competition

     Modular Cells. The construction industry in general and the governmental construction industry in particular are highly competitive. Due to the use of concrete and other traditional construction methods in the substantial majority (approximately 90%) of correctional facility construction, Mark competes for market share with a number of major construction companies. Such competition is not with respect to any particular project, but in persuading the purchasing agency to utilize steel cell construction rather than traditional methods.

     With respect to those projects which incorporate modular cell specifications in its design criteria, Mark competes with several other steel product manufacturers, some of which have greater financial resources than Mark. In addition, a number of manufacturers, which have greater financial and marketing resources than Mark, and which currently produce sheet metal products, could ultimately manufacture modular cells in competition with Mark.

     Although competition in the construction industry is intense, Mark believes it can compete for market share of correctional facility construction business by promoting the viability and construction advantages of its technology to the architectural, engineering and construction industries. In this regard management emphasizes the uniqueness of its modular cell design which can be manufactured and installed more efficiently than traditional concrete construction by virtue of lower labor and construction costs and shorter installation time and the life cycle cost savings. Mark also believes its modular cell design has advantages are over other manufacturers' steel cells.

     IntraScan II PACS System. Other companies, which are larger and better established than Mark, provide PACS systems for radiology departments. In addition, large film and medical equipment manufacturers may enter into the PACS business as the potential market is recognized. Mark believes the effectiveness of a PACS system features and post-installation support, are significant factors for its market. Mark believes it can compete by focusing its product development on platform independent software applications, which broadens the market base, continually updating the features of its software, and forming strategic alliances with established healthcare computer systems providers, such as Data General.


Employees

     As of September 30, 1998, Mark had four (4) management employees, two (2) sales employees, nine (9) engineering employees and seven (7) office and clerical employees. Mark also employs hourly employees in its manufacturing facilities who are subject to a collective bargaining agreement, which expired on August 31, 1998. Mark is currently in negotiations on a new three (3) year collective bargaining agreement. Management believes its employee relations to be good.

     As of September 30, 1998, MarkCare-UK had twelve (12) clerical/software programming employees and two (2) sales employees.

Copyrights, Patents and Trade Secrets

     Mark does not presently own any patents on its modular cells or manufacturing assembly process. However, Mark attempts to protect its proprietary trade secrets regarding the design and manufacture of its products through non-disclosure agreements between Mark, its employees and most third-party suppliers and manufacturers' representatives.

        The IntraScan II PACS system software programs are protected by British common law copyright and United States copyright. Mark has applied for patents on several aspects of the IntraScan II PACS system. Mark believes the protection afforded by the copyrights and the granting of any patents for the IntraScan II PACS System will allow Mark to maintain its competitiveness in the PACS market.


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

     MarkCare-UK leases its offices, which consist of 1,750 square feet of space on a month to month basis at a monthly rent of $2,063.

     Management believes its present manufacturing facilities and additional available facilities are sufficient for Mark's current and anticipated needs.


Item 3.  Legal Proceedings

         On August 28, 1998, Evergreen Mobile Company filed a demand for arbitration against Mark in San Francisco, California with the American Arbitration Association alleging delay and warranty claims of $1,333,000 related to a contract under which Mark provided modular steel cells for $432,000. Mark believes the alleged damages are excessive and intends to vigorously defend this action.

         In September 1997, the Pulaski County Board of Indiana filed a lawsuit against Mark and Calumet Construction Corporation, the general contractor ("Calumet"), related to a project where Mark provided modular steel cells for $913,731. The County alleges delay claims, and other damages caused by, among other things, delays in delivery of the cells and requests a declaratory judgment for the allocation of the remaining balance of $313,700 the County believes it owes Mark and Calumet under the project. The parties attempted to resolve the dispute through mediation, during which Calumet asserted backcharges against Mark of $399,000. Mark believes the delay claims and backcharges are excessive and is vigorously defending this action.

         In August 1997, Mark filed a demand for arbitration against Demien Construction Company ("Demien") in Missouri with the American Arbitration Association alleging nonpayment of approximately $200,000 related to a contract under which Mark provided modular steel cells for $407,000. Demien has asserted delay claims and backcharges for remedial work of approximately $244,000 against Mark. Mark believes the alleged damages are excessive and intends to vigorously pursue this action.


Item 4.  Submission of Matters to a Vote of Security-Holders

      Not Applicable

                                     PART II


  Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters.


(a)  Market Information.

     The following table sets forth for the calendar quarters indicated the high and low bid prices of Mark's Common Stock. The Common Stock trades on the Nasdaq SmallCap Market under the symbol "MCSI".



                                                  Common Stock
                                      -----------------------------------------
                                           High                     Low
                                      -----------------      ------------------
                  1996
          1st Quarter                      8-1/4                      5-1/2
          2nd Quarter                      8-3/8                      5-1/4
          3rd Quarter                      6-5/8                      5
          4th Quarter                      5-7/8                      1-3/8

                  1997
          1st Quarter                      2-3/4                        15/16
          2nd Quarter                      4-1/2                      1-31/32
          3rd Quarter                      4-1/2                      1-15/16
          4th Quarter                      4-3/8                      2- 3/16

                  1998
          1st Quarter                      2-7/16                     1-21/32
          2nd Quarter                      2                          1
          3rd Quarter                      1-15/16                       7/16

-----------------------------------------------------------------------

     Over-the-counter quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transaction.


(b)      Holders.

         As of October 1, 1998, there were 184 holders of record of the Common Stock. Mark estimates the number of beneficial holders of its Common Stock to be in excess of 530. There are 22 market makers in the Common Stock. On June 30, 1998, Mark's publicly traded Class A Warrants expired.


(c)      Dividends.

  Mark has never paid and does not intend to pay in the foreseeable future, cash dividends on its Common Stock.

(d)  Sales of Unregistered Securities in Fiscal Year 1998.

         The following sets forth information regarding private placement of equity securities by Mark during the fiscal year ended June 30, 1998.

         Mark issued the following warrants to three (3) individuals for business consulting or legal services. Each of the transactions were effected in reliance on the registration exemption provided by Section 4(2) of the Securities Act as not involving a public offering due to the limited nature of the offering and the investor sophistication of the individuals.


Number of Shares     Per Share Exercise       Warrant            Grant
  Purchasable               Price               Term              Date
---------------      ------------------      ---------         ---------

    100,000               $1.125              2 Years           06/25/98
     30,000               $1.125              3 Years           06/25/98
      5,000               $2.375              3 Years           02/12/98



     On May 19, 1998, Mark granted three-year options to purchase 35,000 shares of Common Stock at between $2.00 and $2.875 per share to three employees as incentive compensation. Each of the grants was effected in reliance on the registration exemption provided by Section 4(2) of the Securities Act as not involving a public offering due to the limited nature of the offering and the individual's relationship with Mark.

     On May 19, 1998, Mark granted five-year warrants to purchase 75,000 shares of Common Stock at $1.50 per share to a holder of $200,000 in Mark's convertible debentures as an inducement to convert the debentures. This transaction was effected in reliance on the registration exemption provided by Section 4(2) of the Securities Act as not involving a public offering due to the limited nature of the offering and the investor sophistication of the individuals.

     On June 25, 1998 Mark cancelled options granted to its four outside directors to purchase an aggregate of 400,000 shares of Common Stock at between $2.875 and $3.375 per share and granted each outside director five-year options to purchase 100,000 shares of Common Stock at $1.125 per share, the closing sales price on the date of grant. Each of the grants was effected in reliance on the registration exemption provided by Section 4(2) of the Securities Act as not involving a public offering due to the limited nature of the offering, the investor sophistication of the individuals and the individuals' relationship with Mark.

     On June 25, 1998 Mark cancelled options granted to two of its officers to purchase an aggregate of 400,000 shares of Common Stock at $2.875 per share and granted to these officers three-year options to purchase 400,000 shares of Common Stock at $1.125 per share, the closing sales price on the date of grant. Each of the grants was effected in reliance on the registration exemption provided by Section 4(2) of the Securities Act as not involving a public offering due to the limited nature of the offering, the investor sophistication of the individuals and the individuals' relationship with Mark.

     On June 25, 1998, Mark extended the expiration date of outstanding warrants to purchase an aggregate of 140,000 shares of Common Stock at $2.00 per share from June 30, 1998, to December 31, 1998. These warrants were previously granted to three individuals pursuant to a private placement financing in 1995. The transaction was effected in reliance on the registration exemption provided by
Section 4(2) of the Securities Act as not involving a public offering due to the limited nature of the offering, the investor sophistication of the individuals and the individuals' relationship with Mark.

     In June 1998, Mark completed a $2,750,000 private placement of equity and debt units (the "Private Placement") pursuant to which Mark issued 1,220,000 shares of Common Stock (the "Private Placement Common Stock"), (i) $1,530,000 principal amount convertible debentures due December 28, 1999, (the "Convertible Debentures"), (ii) warrants to purchase 1,375,000 shares of Common Stock, (iii) and an option exercisable by the investors to purchase an additional $2,550,000 principal amount convertible debentures with warrants to purchase 1,275,000 shares of Common Stock (the "Debt Unit Option"). This transaction was effected in reliance on the registration exemption provided by Section 4(2) of the Securities Act as not involving a public offering due to the limited nature of the offering and the investor sophistication of the individuals.

     The holders of the Private Placement Common Stock are entitled to additional shares of Common Stock to the extent the net proceeds from the sale of the Private Placement Common Stock is less than $1.30 per share (the "Share Adjustment"). The Convertible Debentures are convertible into shares of Common Stock at the lesser of (i) $1.50 per share or (ii) 75% of the average closing bid price of the Common Stock for the five trading days immediately preceding the conversion. The Warrants are exercisable for a four-year period at $1.50 per share. The Debt Unit Option entitles the investors to purchase up to an additional $2,550,000 in 18-month principal amount convertible debentures with terms identical to the Convertible Debentures with four-year warrants to purchase an aggregate of 1,250,000 shares of Common Stock at $1.50 per share.

     Issuance of shares of Common Stock in excess of 3,615,334 pursuant to the Private Placement including the (i) Share Adjustment, (ii) conversion of the Convertible Debentures, (iii) exercise of Warrants and (iv) exercise of the Debt Unit Option is subject to the approval of Mark's shareholders at Mark's annual meeting of shareholders scheduled for December 1998. In the absence of shareholder approval of issuance's for the above 3,615,334, the holders of the Private Placement Common Stock and Convertible Debentures will have the right to demand cash payment equal to the value of the Share Adjustment and the redemption of the Convertible Debentures at 125% of the principal amount plus accrued interest.

Item 6. Selected Financial Data

         The  following   Selected  Financial  Data  are  based  upon  financial
statements appearing elsewhere herein and such information should be read in conjunction with such financial statements and notes thereto.



Income Statement Data:

                                                                     Fiscal Years Ended June 30
                                            ------------------------------------------------------------------------------

                                                 1998            1997            1996           1995            1994
                                            --------------- --------------- ------------------------------ ---------------
Revenues                                    $ 12,921,810    $  6,449,744    $  3,454,615   $  6,125,573    $  3,183,073
Costs and Expenses:
  Costs of Sales                              10,972,291       6,091,773       4,022,102      5,975,973       2,370,971
  Selling, general and administrative          3,940,341       4,100,177       3,718,886      3,876,330       3,592,081
  Research and development                       - - -            - - -           - - -          - - -          270,322
  Reduction of carrying  value of assets         - - -            - - -          777,495         - - -            - - -
                                            ------------    ------------     ------------  ------------    ------------
  Total Costs and Expenses                    14,912,632      10,191,950       8,518,483      9,852,303       6,233,374
                                            ------------    ------------     ------------  ------------    ------------

Operating (Loss)                             (1,990,822)     (3,742,206)      (5,063,868)    (3,726,730)     (3,050,301)

Net Other Income  (Expense)                    (397,277)     (1,697,059)         (46,691)       (85,905)        (64,749)

Income Tax                                         - - -           - - -           - - -          - - -         (29,460)
                                             ------------    ------------     ------------  ------------    ------------
(Loss) From Continuing   Operations          (2,388,099)     (5,439,265)      (5,110,559)    (3,812,635)     (3,144,510)

(Loss) From  Discontinued Operations               - - -           - - -        (104,503)    (1,377,438)       (993,620)
                                             -----------     -----------     -----------    ------------    ------------
Net (Loss)                                  ($2,388,099)    ($5,439,265)     ($5,215,062)   ($5,190,073)    ($4,138,130)
                                             ===========     ===========     ===========    ===========     ===========


(Loss) per Share:                                  (.14)           (.38)           (.41)          (.48)           (.47)
                                             ===========     ===========     ===========    ===========     ===========
Weighted Average Shares Outstanding
                                              16,580,402      14,221,606      12,732,022     10,726,204       8,802,543



Balance Sheet Data:
                                                                              At June 30
                                            -------------------------------------------------------------------------------
                                                 1998            1997            1996            1995            1994
                                            ------------------------------- --------------- --------------- ---------------
Working Capital (Deficit)                   $  3,078,217    $   923,457     $    675,864    $   (48,112)    $   216,635
Net Property and Equipment                       438,612        347,259          376,504        318,491         369,939
Total Assets                                   5,174,101      5,432,277        3,083,763      3,978,383       4,953,651
Current Liabilities                              998,186      3,244,963          954,065      2,169,657         909,693
Other Liabilities                              1,060,416      2,340,467           50,297         19,665           8,313
Stockholders' Equity (Deficiency)              3,115,499       (153,153)       2,079,401      1,789,061       4,035,645




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


General

     Mark's results of operations, liquidity, and working capital position have been historically impacted by sporadic sales of its principal product, modular steel cells. This sales pattern is primarily the result of the construction industry's unfamiliarity with Mark's products and the emergence of competition.

     Mark's modular steel cell is an alternative to traditional construction methods, and penetration into the construction market has met resistance typically associated with an unfamiliar product. Accordingly, Mark has been, and will continue to be, subject to significant sales fluctuations until its modular cell technology receives greater acceptance in the construction market, which management believes will occur as new projects are awarded and completed. In an attempt to achieve greater acceptance in the architectural, engineering, and construction communities, Mark's internal sales and engineering personnel and its nationwide network of independent sales representatives conduct sales presentations and participate in trade shows and other promotional activities.

     Mark has expanded its marketing efforts to more aggressively pursue domestic and international joint venture and design/build development opportunities to obtain projects and improve its results of operations in efforts to achieve profitability. In addition, Mark is promoting the incorporation of its modular cell products to state prison industries programs to capitalize on the New York State agreement. See "Item 1. Business (c) Narrative Description of Business-Marketing and Sales." Mark will continue to review its overhead and personnel expenses based on operating results and prospects.

         Mark is continually bidding on and soliciting joint venture opportunities regarding construction projects. The anticipated revenues from any major project would substantially improve Mark's operating results and cash flow, although no assurances can be given that any of these projects will be awarded to Mark.

         Under a three-year contract expiring in December 1999 with the State of New York, Mark provides modular steel cells and components to the State's prison industry program for the final assembly. In fiscal year ended June 30, 1998, revenues from this contract were approximately $12,000,000.

     Mark currently has bids pending on approximately $16,030,000 in modular cell projects. In addition to the New York State orders of $12,000,000, Mark bid on $51,000,000 in correctional cell projects in the fiscal year ended June 30, 1998, was warded $3,000,000 of the projects and remains under consideration for

$13,000,000 of these projects. For the fiscal year ended June 30, 1998 modular steel cells represented $22,000,000 or 43% of all domestic correctional cell projects awarded and Mark received 68% of these modular steel cell awards.

       Through its subsidiaries, MarkCare Medical Systems, Inc. and MarkCare Medical Systems, Ltd., (collectively "MarkCare"), Mark continues to market its IntraScan II PACS and teleradiology systems and is forming strategic alliance with other companies with related medical products. Mark has a master supplier agreement with Data General Corporation, a large computer hardware and systems integration provider with a client base of over 1,000 applications to which Data General will include the IntraScan II PACS system and teleradiology software applications in proposals to healthcare institutions. Mark has recently signed licensing/marketing agreements with six (6) companies including SANTAX A/S, WorldCare UK, Ltd. and Konica U.K., Ltd. Management anticipates that sales of the IntraScan II PACS system will begin to generate material revenues in the fiscal year ending June 30, 1999 although no assurances can be given in this regard. If the IntraScan marketing plan is successful, management believes that the revenues from resulting sales will be more constant then those of the modular steel products presently, and will reduce fluctuations in Mark's results of operations and financial condition.

         The following table sets forth Mark's segmented results of operations of continuing operations for the fiscal year ended June 30, 1998.



                         Mark Correctional
                            Systems             MarkCare Medical      Total


Revenues               $       12,713,508        $      208,302    $ 12,921,810
Cost of Sales                  10,272,206               700,085      10,972,291
Selling, General
  and Administrative            2,287,832             1,652,509       3,940,341
Operating Income (Loss)            73,434            (2,064,256)     (1,990,822)



Results of Operations


         Substantially all of Mark's operating revenues for the reported periods were derived from the sale of its modular cells to correctional institutions. Management believes that the sale of these modular steel products will continue to represent a majority of Mark's operating revenues through June 30, 1999.

      The  following  table  sets  forth,   for  the  periods   indicated,   the
percentages, which certain items bear to revenues and the percentage increases (decrease) from period to period:



                                                      Percentage of Revenues
                                                        Year Ended June 30                        Increase (Decrease)
                                                        ------------------                        -------------------
                                                 1998          1997          1996              1998-1997       1997-1996
                                                 ----          ----          ----              ---------       ---------
Revenue                                         100.0          100.0        100.0              100.3             86.7
Cost of sales                                    84.9           94.4        116.4               80.1             51.5
Selling, general & administrative                30.5           63.5        107.7                3.9             10.3
Reduction of carrying value of assets            - -            - -          22.5               -  -           (100.0)
                                                ------         ------      ------              ------          -------
Operating income (loss)                         (15.4)         (58.0)      (146.6)             (46.8)            26.1
Net other income (expenses)                      (3.1)         (26.3)        (1.4)             (76.6)           353.5
                                                ------         ------      -------             ------          -------
(Loss) from continuing operations               (18.5)         (84.3)      (147.9)             (56.1)             3.2
(Loss) from discontinued operations               - -            - -         (3.0)               - -           (100.0)
                                                ------         ------      -------             ------          -------
Net (loss)                                      (18.5)         (84.3)      (151.0)             (56.1)              5.2
                                                ======         ======       ======             ======           ======



Fiscal Year Ended June 30, 1998 Compared to
Fiscal Year Ended June 30, 1997

        Revenues from sales for the fiscal year ended June 30, 1998, increased 100.3% to $12,921,810 from $6,449,744 for the comparable period. This increase is primarily attributable to the awarding of a $12,000,000 project under the New York State agreement.

        Cost of sales for the fiscal year ended June 30, 1998, consists of materials, labor and fixed factory overhead expense and increased by 80.1% to $10,972,291 from $6,091,773 for the comparable period. Cost of sales as a percentage of revenues was 84.9% for the year ended June 30, 1998 as compared to 94.4% for the comparable period. Management expects continued gross profit improvement as sales become less sporadic and as the plant achieves additional operating efficiencies. For the year ended June 30, 1998 fixed factory overhead expenses were $264,381 as compared to $272,936 for the comparable 1997 period. Management believes that the substantial majority of the revenues of the MarkCare line will be attributable to software sales and support services, which have higher gross profits.

         Selling, general and administrative expenses for the fiscal year ended June 30, 1998, decreased 3.9% to $3,940,341 from $4,100,177 for the comparable 1997 period. Stabilization of these expenses is attributable to management's focus on cost controls.

     Mark reduced its operating losses 46.8% to $1,990,822 in the fiscal year ended June 30, 1998 from $3,742,206 in the comparable period. For the same period, Mark's net loss decreased by 56.1%.

Fiscal Year Ended June 30, 1997 Compared to
Fiscal Year Ended June 30, 1996


     Revenues from sales for the fiscal year ended June 30, 1997 increased 86.7% to $6,449,744 from $3,454,615 for the comparable 1996 period. This increase is primarily attributable to the awarding of nine projects, including $3,000,000 under the New York State agreement.

     Cost of sales for the fiscal year ended June 30, 1997, consists primarily of materials, labor and fixed factory overhead expense and increased 51.5% to $6,091,773 from $4,022,102 for the comparable 1996. Cost of sales as a percentage of revenues was 94.4% for the year ended June 30, 1997 as compared to 116.4% for the comparable 1996 period. Despite losses incurred in connection with the outsourcing of projects for the three months ended September 30, 1996, factory start up costs incurred in the quarter ended December 31, 1996 and cost overruns on several projects, Mark reduced its cost of sales as a percentage of revenues. Management expects continued gross profit improvement due to the completed relocation of its factory and improved operating efficiencies. For the year ended June 30, 1997 fixed factory overhead expenses were $272,066 as compared to $155,987 for the comparable 1996 period due to an increase in repairs and maintenance. Management believes that the substantial majority of the revenues of the MarkCare line will be attributable to software sales and support services, which have higher gross profit.

     Selling, general and administrative expenses for the fiscal year ended June 30, 1997 increased 10.3% to $4,100,177 from $3,718,886 for the comparable 1996 period. Stabilization of these expenses is attributable to reduction of office staff expenses, trade show expenses and professional fees partially offset by the inclusion of $877,269 of selling, general and administrative expenses of MarkCare-UK, which was acquired in May, 1996.

     Mark reduced its operating losses 26.1% to $3,742,206 in the fiscal year ended June 30, 1997 from $5,063,868 in the comparable 1996 period. However, due to a non-cash imputed interest expense of $1,422,813 in connection with the issuance of $4,500,000 in principal amount 7% convertible debentures for working capital purposes, Mark's Net Loss for fiscal year 1997 increased 5.2% from fiscal year 1996.


Liquidity and Capital Resources

     Mark's working capital requirements result principally from staff and management overhead, office expense and marketing efforts. Mark's working capital requirements have historically exceeded its working capital from operations due to sporadic sales. Accordingly, Mark has been dependent and, absent continued improvements in operations, will continue to be dependent on the infusion of new capital in the form of equity or debt financing to meet its working capital deficiencies, although no assurance can be given that such financing will be available. Mark believes its present available working capital and anticipated cash from its existing contracts is sufficient to meet its operating requirements through June 30, 1999. Mark obtained a $400,000 revolving line of credit collateralized by substantially all of its assets and has no outstanding borrowings at September 30, 1998. To the extent it requires additional capital, Mark will continue to principally look to private sources.

         On June 29, 1998, Mark completed a $2,750,000 private placement of debt and equity units (the "Private Placement") pursuant to which Mark sold (i) 1,220,000 in Common Stock, (ii) $1,530,000 in convertible debentures due December 28, 1999, (iii) warrants to purchase 1,375,000 shares of Common Stock and (iv) an option to purchase an additional $2,550,000 principal amount debentures with warrants to purchase 1,275,000 shares of Common Stock. See "
Part II, Item 5(d)- "Sales of Unregistered Securities in Fiscal 1998" for a description of the terms of the Private Placement.

         In the fiscal year ended June 30, 1998, Mark sold 580,000 shares of Common Stock pursuant to the exercise of warrants for gross proceeds of $1,510,450. Mark presently has an effective registration statement relating to 569,500 shares of Common Stock issuable upon the exercise of warrants and options, the majority of which are at exercise prices ranging from $2.00 to $5.00 per share. Mark will initially look to the exercise of outstanding warrants and options to meet working capital deficits, if any. If Mark is required to seek additional private sales of its securities, if available, the sales would most likely be at discounts to the current trading price of the Common Stock.

       Mark's inventories decreased from $336,287 at June 30, 1997 to $112,474 at June 30, 1998 due to the completion of a major contract prior to year-end. While Mark presented does not have any material commitments for capital expenditures, management believes that is working capital requirements for inventory and other manufacturing related costs will significantly increase with increases in product orders.

     For the fiscal year ended June 30, 1998, Mark had negative cash flow from operating activities of $1,437,949. For the fiscal year ended June 30, 1998, Mark had negative cash flow from investing activities of $216,338 attributable to the purchase of property and equipment. Mark has no present intention to make any acquisition, which would have a material negative or positive effect on cash flow.

     For the fiscal  year ended June 30,  1998,  financing  activities  provided
$1,796,407 in cash, principally from the Private Placement and warrants exercises.

     Cash and cash equivalents increased from $422,457 at June 30, 1997 to $564,577 at June 30, 1998 due to financing activities. Working capital increased to $3,078,217 at June 30, 1998 from $923,457 at June 30, 1997 primarily due to proceeds of long-term debenture issuance.

Other Matters

     As of June 30, 1998, Mark had net operating loss carry-forwards of approximately $19,550,000. Such carry-forwards begin to expire in the year 2009 if not previously used. The $19,550,000 carry-forward is comprised of approximately $17,850,000 which is available to offset taxable income in the tax year ending June 30, 1999. The remaining $1,700,000 carry-forward is restricted as to utilization under Section 382 of the Internal Revenue Code. Since realization of the tax benefits associated with these carry-forwards is not assured, a full valuation allowance was recorded against these tax benefits as required by SFAS No. 109.


Impact of Inflation and Changing Prices

     Mark has been affected by inflation through increased costs of materials and supplies, increased salaries and benefits and increased general and administrative expenses; however, unless limited by competitive or other factors, Mark passes on increased costs by increasing its prices for products and services.


Forward Looking Statements

         Except for the historical information contained herein, the matters discussed in this report are forward looking statements under the federal securities law. These statements are based on Mark's current plan and expectations and involve risks and uncertainties that could cause actual future activities and results to differ materially from those projected. Such risks and uncertainty include, among other things, collection risks, meeting financial requirements and the uncertainty of material sales of the IntraScan II PACS system.


Year 2000 Disclosure

        After an evaluation and analysis of its operations, including its financial and operational computer systems applications, Mark has concluded no material adverse effect on its operations will occur due to Year 2000 software failures. To the extent modifications to such systems are required, management believes the related costs will not materially affect Mark's financial position.


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



Item 9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.

                        Not Applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

           The information regarding Directors and Executive Officers is incorporated herein by reference to Mark's definitive proxy statement to be mailed to its shareholders in connection with its 1998 Annual Meeting of Shareholders and to be filed within 120 days after the end of the fiscal year ended June 30, 1998.


Item 11.  Executive Compensation.

         The information regarding executive compensation is incorporated herein by reference to Mark's definitive proxy statement to be mailed to its shareholders in connection with its 1998 Annual Meeting of Shareholders and to be filed within 120 days after the end of the fiscal year ended June 30, 1998.


Item 12. Security Ownership of Certain Beneficial Owners and  Management.

         The information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to Mark's definitive proxy statement to be mailed to its shareholders in connection with its 1998 Annual Meeting of Shareholders and to be filed within 120 days after the end of the fiscal year ended June 30, 1998.


Item 13.  Certain Relationships and Related Transactions.

           The information regarding certain relationships and related transactions is incorporated herein by reference to Mark's definitive proxy statement to be mailed to its shareholders in connection with its 1998 Annual Meeting of Shareholders and to be filed within 120 days after the end of the fiscal year ended June 30, 1998.

                                     PART IV

  Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.

  (a)(1)  Consolidated Financial Statements

             - Reports of Independent Accountants                    F-1, F-2
             - Consolidated Balance Sheets for
                 June 30, 1998 and 1997                              F-3
             - Consolidated Statements of Operations
                 for fiscal years ended June 30, 1998,
                 1997 and 1996                                       F-5
             - Consolidated Statements of Stockholders
                 Equity for fiscal years ended June 30,
                 1998, 1997 and 1996 F-6 - Consolidated
                 Statement of Cash Flows
                 for fiscal years ended June 30,
                 1998, 1997 and 1996                                 F-7
             - Notes to Consolidated Financial Statements            F-8
             - Chantrey Vellacott Report                             F-25
             - Baker Tilly Report                                    F-27

     (3) Exhibits.


  Exhibit
  Number    Description

     2.              a)-- Stock purchase Agreement between
                          Mark and Ian Baverstock, Jonathan
                          Newth, David Payne and Joanna Tubbs
                          dated April 5, 1996. (Incorporated
                          by reference to Exhibit 1 to Mark's
                          Form 8-K-Dated of Report May 28, 1996
                          referred to herein as "Mark's May 1996
                          Form 8-K")

                     b)-- Stock Purchase Agreement between Mark
                          and Christopher Cummins and Moria
                          Addington dated April 24, 1996.
                         (Incorporated by reference to
                          Exhibit 2 to Mark's May 1996 Form 8-K)

    3.               a)-- Amended and Restated Certificate of Incorporation*

                     b)-- By-laws*

    4.               a)-- Specimen Stock Certificate*


    10.     Material Contracts

                     a)-- Employment Agreement between Mark
                          and Carl Coppola (Incorporated by
                          reference to Exhibit 10 a) to Mark's
                          Form 10-K for the fiscal year ended
                          June 30, 1997)

                     b)-- Incentive Stock Option Plan*

                     c)-- Agreement between New York State
                          and Mark dated July 17, 1996.
                          (Incorporated by reference to Exhibit
                          10 d) to Mark's Form 10-K for the
                          fiscal year ended June 30, 1996)

                     d)-- Agreement between Data General
                          Corporation and Mark dated March
                          18, 1996 as amended on January 20,
                          1997. (Incorporated by reference
                          to Exhibit 10 e) to Mark's Form 10-K
                          for the fiscal year ended June 30, 1996)

   21.       Subsidiaries of Mark*

   24.       Power of Attorney (included on page 24)*

   27.       Financial Data Schedule*

  * Filed with this Form 10-K for the year ended June 30, 1998

   (b)      Reports on Form 8-K.

        The following reports on Form 8-K have been filed by Mark during the quarter ended June 30, 1998:

  Date of Report                     Items Reported, Financial Statements Filed
  --------------                     ------------------------------------------
April 15, 1998                           Item 4.  Change in Registrant's
                                                  Certifying Accountant

 June 29, 1998                           Item 5.  Other Events- Pro Forma
                                                  Balance Sheet as of
                                                  May 31, 1998

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


                                                           MARK SOLUTIONS, INC.

      October 9, 1998                            By:  /s/ Carl Coppola
                                                     --------------------------
                                                 (Carl Coppola, Chief Executive
                                                         Officer and President)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                  Title                                    Date
---------                  -----                                    ----

/s/ Carl Coppola           Chief Executive Officer              October 9, 1998
----------------           President and Director
(Carl Coppola)             (Principal Executive
                            Officer)

/s/Michael Nafash          Chief Financial Officer,             October 9, 1998
-----------------          Vice President and
(Michael Nafash)           Director

/s/ Richard Branca         Director                             October 9, 1998
------------------
(Richard Branca)

/s/ Ronald Olszowy         Director                             October 9, 1998
-------------------
(Ronald E. Olszowy)

/s/William Westerhoff      Director                             October 9, 1998
--------------------
(William Westerhoff)

/s/Yitz Grossman           Director                             October 9, 1998
----------------
(Yitz Grossman)

               Report of Independent Certified Public Accountants


Board of Directors and Shareholders
Mark Solutions, Inc. and Subsidiaries
Bloomfield, New Jersey

We have audited the consolidated balance sheet of Mark Solutions, Inc. and Subsidiaries as of June 30, 1998, and the related consolidation statements of operations, stockholders' equity (deficiency), and cash flows for the year ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of MarkCare Medical Systems Limited, a wholly owned subsidiary, which statements reflect total assets of $155,015 as of June 30,1998 and a net loss of $1,301,640 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for MarkCare Medical Systems Limited, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.
we believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mark Solutions, Inc. and Subsidiaries as of June 30, 1998, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                       HOLTZ RUBENSTEIN & CO., LLP



Melville, New York
August 25, 1998



               Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of Mark Solutions, Inc. and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of Mark Solutions, Inc. and Subsidiaries as of June 30, 1997 and the related consolidated statements of operations, stockholders' equity (impairment), and cash flows for each of the years in the two-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of MarkCare Medical Systems Limited, a wholly owned subsidiary, which statements reflect total assets of $192,095 as of June 30, 1997 and total revenues of $224,125 and $41,946, respectively, for the two years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for MarkCare Medical Systems Limited, is based solely on the report of the other auditors.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mark Solutions, Inc. and Subsidiaries as of June 30, 1997 and the results of its operations and cash flows for each of the years in the two year period ended June 30, 1997 in conformity with generally accepted accounting principles.

                                                   Sax Macy Fromm & Co., PC
                                                   Certified Public Accountants
Clifton,  New Jersey
August 22,  1997
Except for Note 1 as
to which the date is
September 23, 1997



                     Mark Solutions, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                     Assets

                                                June 30, 1998                    June 30, 1997
                                               -----------------                -----------------
Current Assets:
 Cash and cash equivalents                     $        564,577                 $        422,457
 Restricted cash                                      1,234,005                            - - -
 Subscriptions receivable                             1,231,000                            - - -
 Accounts receivable, less allowance
  of $5,500 in 1998 and 1997                            623,912                        3,178,928
 Due from officer                                       102,058                            - - -
 Inventories (Note 4)                                   112,474                          336,287
 Other current assets (Note 5)                          208,377                          230,748
                                               -----------------                -----------------
Total Current Assets                                                $ 4,076,403                       $ 4,168,420

Property and Equipment:
 Machinery and equipment                              1,545,728                        1,488,255
 Demonstration equipment                                436,348                          395,419
 Office furniture and equipment                         397,607                          401,731
 Leasehold improvements                                 188,973                           41,568
 Vehicles                                                62,283                           62,283
 Property held under capital lease                       47,129                           47,129
                                               -----------------                -----------------
 Total                                                2,678,068                        2,436,385
Less: Accumulated depreciation and
      amortization                                    2,239,456                        2,089,126
Net Property and Equipment                                              438,612                           347,259

Other Assets:
 Costs in excess of net assets of
 businesses acquired, less accumulated
 amortization of $437,373 in 1998 and
 $227,433 in 1997 (Note 6)                              612,318                          822,258
Other Assets:                                            46,768                           94,340
                                               -----------------                -----------------
Total Other assets                                                      659,086                           916,598
                                                                    ------------                      -----------

Total Assets                                                        $ 5,174,101                       $ 5,432,277
                                                                    ============                      ===========


             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements



                     Mark Solutions, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                Liabilities and Stockholder's Equity (Deficiency)

                                                June 30, 1998                    June 30, 1997
                                               -----------------                -----------------

Current Liabilities:
Accounts payable                               $        715,642                 $      1,638,288
Short-term borrowings                                    - - -                           435,225
Current maturities of long-term debt                    108,171                          448,729
Current portion of obligations
  under capital leases                                   19,418                            8,276
Due to related parties                                   14,693                          296,472
Notes payable to officer                                 - - -                           160,000
Accrued liabilities (Note 8)                            140,262                          257,973
                                               -----------------                -----------------
Total Current Liabilities                                           $  998,186                        $ 3,244,963

Other Liabilities:
Long-term debt excluding current maturities           1,029,385                        2,312,556
Long-term portion of obligations under
  capital leases                                         31,031                           27,911
                                               -----------------                -----------------
Total Other Liabilities                                              1,060,416                          2,340,467

Commitments and Contingencies                                            - - -                              - - -

Stockholder's Equity (Deficiency):
Common Stock, $.01 par value,
50,000,000 shares authorized;
19,296,674and 14,779,085 shares
issued and outstanding at June 30,
1998 and 1997 respectively                              192,967                          147,790
Additional paid-in capital                           33,066,556                       27,454,982
Deficit                                             (30,144,024)                     (27,755,925)
                                               -----------------                -----------------
Total Stockholder's Equity (Deficiency)                              3,115,499                           (153,153)
                                                                    ----------                        ------------

Total Liabilities and Stockholders' Equity
                                          (Deficiency)              $5,174,101                        $5,432,277
                                                                    ==========                        ===========



              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements



                     Mark Solutions, Inc. and Subsidiaries

                     Consolidated Statements of Operations



                                                                  Years Ended June 30
                                                                  -------------------

                                                       1998               1997                1996
                                                       ----               ----                ----
Revenues                                          $ 12,921,810       $  6,449,744        $ 3,454,615

  Costs and Expenses:
  Cost of sales                                     10,972,291          6,091,773          4,022,102
  Selling, general and administrative
     expenses                                        3,940,341          4,100,177          3,718,886
  Reduction in carrying value of assets                  - - -              - - -            777,495
                                                    ----------         ----------          ---------
     Total Costs and Expenses                       14,912,632         10,191,950          8,518,483
                                                    ----------         ----------          ---------

Operating (Loss)                                    (1,990,822)        (3,742,206)        (5,063,868)

  Other Income (Expenses):
  Interest income                                       12,503             21,291             23,800
  Interest expense                                    (249,623)          (290,651)           (10,490)
  Imputed interest expense on
    convertible debentures                            (160,157)        (1,422,813)             - - -
  Loss of disposal of property and
    equipment                                            - - -             (4,886)           (60,001)
                                                     ----------         ----------         ----------
     Net Other (Expenses)                             (397,277)        (1,697,059)           (46,691)
                                                    ----------         ----------         ----------

(Loss) From Continuing Operations                   (2,388,099)        (5,439,265)        (5,110,559)

Discontinued Operations:
  Loss of Bar-Lor Subsidiaries                           - - -             - - -             (35,078)
  Loss of disposal of Bar-Lor
      Subsidiaries                                       - - -             - - -             (69,425)
                                                     ----------         ----------          ---------
     Total Discontinued Operations                       - - -             - - -            (104,503)

Net (Loss)                                         $(2,388,099)       $(5,439,265)       $(5,215,062)
                                                   ===========        ============       ============

Basic (Loss) per share                             $     (0.14)       $     (0.38)       $     (0.41)
                                                   ===========        ============       ============
Weighted Average Number of Shares
 Outstanding                                        16,580,402         14,221,606         12,732,022
                                                   ===========        ============        ===========

Dividends Paid                                     $       -0-        $        -0-        $      -0-
                                                   ===========        ============        ===========



              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements





                     Mark Solutions, Inc. and Subsidiaries

          Consolidated Statements of Stockholders' Equity (Deficiency)

                                                                                                                Total
                                                                       Additional           Retained         Stockholders'
                                               Common Stock              Paid-In            Earnings            Equity
                                             Shares         Amount       Capital            (Deficit)        [Deficiency]
                                             ------         ------       -------            ---------        ------------

Balances June 30, 1995                     11,734,801       $  117,347    $18,773,312      $(17,101,598)       1,789,061

Acquisition of Simis Medical
 Imaging, Limited on May 28, 1996             204,850            2,048      1,247,952            - - -         1,250,000
Issuance of stock through
 private placements                         1,636,664           16,367      4,247,210            - - -         4,263,577
Commission and related fees                    - - -             - - -         (8,175)           - - -            (8,175)
Net loss for the year ended
 June 30, 1996                                 - - -             - - -          - - -        (5,215,062)      (5,215,062)
                                           ----------          -------      ----------       -----------        ---------
Balance June 30, 1996                      13,576,315          135,762     24,260,299       (22,316,660)       2,079,401

Issuance of stock through
 private placements                           210,576            2,106        103,795            - - -           105,901
Conversion of convertible
 debentures                                   992,194            9,922      1,399,548            - - -         1,409,470
Imputed interest expense on
 convertible debentures                        - - -             - - -      1,422,813            - - -         1,422,813
Deferred imputed interest on
 convertible debt, net of
 amortization of $32,031                       - - -             - - -        160,157            - - -           160,157
Warrants issued for services                   - - -             - - -        130,861            - - -           130,861
Commissions and related fees                   - - -             - - -        (22,491)           - - -           (22,491
Net loss for the year ended
 June 30, 1997                                 - - -             - - -         - - -         (5,439,265)      (5,439,265)
                                           ----------          -------      ----------       -----------       -----------
Balances June 30, 1997                     14,779,085          147,790     27,454,982       (27,755,925)        (153,153)

Conversion of convertible
 debentures                                 2,602,500           26,025      2,173,975            - - -         2,200,000
Deferred imputed interest on
 convertible debentures                         - - -            - - -        321,000            - - -           321,000
Stock issued in lieu of interest               44,619              447        192,258            - - -           192,705
Stock issued for services                      64,462              645        113,957            - - -           114,602
Warrants issued for services                    - - -            - - -         92,000            - - -            92,000
Conversion of warrants                        580,000            5,800      1,510,450            - - -         1,516,250
Commissions and related fees                    - - -            - - -        (45,456)           - - -           (45,456)
Issuance of stock through private
 placement                                  1,220,000           12,200      1,077,450            - - -         1,089,650
Issuance of warrants through
 private placement                              - - -            - - -        176,000            - - -           176,000
Miscellaneous adjustment                        6,008               60           (60)            - - -             - - -
Net loss for the year ended
 June 30, 1998                                  - - -            - - -          - - -        (2,388,099)      (2,388,099)
                                           ----------           -------     ----------       -----------      -----------

Balances June 30, 1998                     19,296,674         $192,967     $33,066,556     $(30,144,024)      $3,115,499
                                           ==========         ========     ===========     =============      ==========



             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements





                      Mark Solutions Inc. and Subsidiaries

                     Consolidated Statements and Cash Flow

                                                                                      Years Ended June 30
                                                                                      -------------------

                                                                            1998               1997                1996
                                                                            ----               ----                ----
Cash Flow From Operating Activities:
Net (loss)                                                             $ (2,388,099)      $ (5,439,265)      $ (5,215,062)
Adjustments to reconcile net (loss) to net cash (used for)
 provided by operating activities:
  Depreciation and amortization                                             360,270            377,280            637,169
  Amortization of debt issue costs                                            - - -            147,909              - - -
  Deferred imputed interest on convertible debentures                         - - -            160,157              - - -
  Securities issued for services                                            206,602            130,861              - - -
  Stock issued for interest expense                                         192,705          1,472,284              - - -
  Loss from discontinued operations                                           - - -              - - -            104,503
  Reduction in carrying value of assets                                       - - -              - - -            777,495
  Loss on disposition of property and equipment                               - - -              4,886             60,001
  (Increase) decrease in assets:
   Restricted cash                                                       (1,234,005)           181,781            177,469
   Accounts receivable                                                    2,555,016         (2,274,332)           666,445
   Costs and estimated earnings in excess of billings on
    contract in progress                                                      - - -              - - -             66,485
   Inventories                                                              223,813           (189,982)             3,334
   Other current assets                                                      22,371            (97,423)           (16,032)
   Due from officer                                                        (102,058)             - - -              - - -
   Other assets                                                              47,572            (34,415)            (7,153)
Increase (decrease) in liabilities:
   Accounts payable                                                        (922,646)         1,139,038         (1,336,488)
   Due to related parties                                                  (281,779)           251,277           (161,763)
   Accrued liabilities                                                     (117,711)           (65,265)            56,558
                                                                       ------------       ------------       ------------
   Net adjustments to reconcile net (loss)
    to net cash (used for) provided by operating activities                 950,150          1,204,056          1,028,023
                                                                       ------------       ------------       ------------
       Net Cash (Used for) Operating Activities                          (1,437,949)        (4,235,209)        (4,187,039)
                                                                       ------------       ------------       ------------
Cash Flows From Investing Activities:
Additions to property and equipment                                        (216,338)          (139,280)           (51,451)
Proceeds from disposition of segment                                          - - -              - - -            100,000
Proceeds from sale of assets                                                  - - -              2,500             12,500
                                                                       ------------       ------------       ------------
       Net Cash Provided by (Used for) Investing Activities                (216,338)          (136,780)            61,049
                                                                       ------------       ------------       ------------
Cash Flows From Financing Activities:
Proceeds from long-term debt                                              1,033,000          4,500,000              - - -
Repayment of long-term debt                                                (456,729)          (398,704)             - - -
Proceeds from short-term borrowings                                       1,080,000          1,185,912             38,668
Repayment of short-term borrowings                                       (1,515,225)          (820,000)             - - -
Repayment of notes payable for equipment and vehicles                       (11,083)           (17,387)           (29,283)
Advances from officer                                                         - - -            160,000              - - -
Repayment of advances from officer                                         (160,000)             - - -              - - -
Payment of offering costs and commissions                                   (45,456)           (22,491)            (8,175)
Proceeds from issuance of securities                                      1,871,900            105,894          4,263,577
Payment of debt issue costs                                                   - - -           (162,700)             - - -
Cash acquired in business combination                                         - - -              - - -              8,421
                                                                       ------------       ------------       ------------
      Net Cash Provided by Financing Activities                           1,796,407          4,530,524          4,273,208
                                                                       ------------       ------------       ------------

Net Increase in Cash and Cash Equivalents                                   142,120            158,535            147,218

Cash and Cash Equivalent at Beginning of Year                               422,457            263,922            116,704
                                                                       ------------       ------------       ------------
Cash and Cash  Equivalents at End of Year                              $    564,577        $   422,457        $   263,922
                                                                       ============        ===========        ===========

            The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements



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

        In May 1996, the Company acquired MarkCare Medical Systems Limited (formerly Simis Medical Imaging Limited), the entity, which developed the IntraScan II PACS software, to more effectively control the development and marketing strategy. In addition, the Company has entered into a software supplier agreement with Data General Corporation, a large computer hardware and integration provider, pursuant to which Data General will include the IntraScan II PACS software program in proposals to health care institutions. Although no assurances can be given, management believes that these actions will improve the effectiveness of its marketing plan and will enable the Company to generate significant revenues from the IntraScan II PACS system in fiscal 1999. Mark received its first purchase order for its IntraScan II PACS software on August 10, 1998 from Data General.

       The Company's working capital requirements have historically exceeded its working capital from operations. Accordingly, the Company has been dependent, and absent significant improvements in operations, will continue to be dependent on the infusion of new capital in the form of equity or debt financing.

       The Company has effective registration statements relating to 569,500 shares of common stock issuable upon the exercise of warrants and options and intends to register approximately 3,760,000 additional shares of common stock issuable upon the exercise of other outstanding warrants and options. The Company will initially look to the exercise of presently outstanding warrants and options to meet working capital deficits, however if sufficient securities are not exercised, the Company will consider additional private sales of its securities.

       The Company believes the existing modular cell contracts, presently available working capital, projected modular cell contracts and other financial developments will result in improved operating results and generate sufficient working capital through fiscal 1999.

 Note 2 - Summary of Significant  Accounting
Policies:

       A. Nature of Business - The Company is a Delaware corporation, which operates its various businesses through wholly owned subsidiaries and a division.

            The Company is engaged in the design, manufacture, and/or installation of (i) modular steel cells for correctional institution construction and (ii) diagnostic support, picture archiving and communication computer systems (PACS) marketed under the name "IntraScan".

       B. Basis of Consolidation - The consolidated financial statements include the accounts of Mark Solutions, Inc. (Mark) and its wholly owned Subsidiaries, MarkCare Medical Systems, Inc. (MarkCare), and MarkCare Medical Systems Limited (LTD). The operations of MarkCare Medical Systems Limited are included in the accompanying consolidated financial statements from the date it was acquired, May 28, 1996. Prior to consolidation, the financial statements of LTD are reconciled to U.S. Generally Accepted Accounting Principles.

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

            From January 1, 1996 to September 30, 1996 the Company did not maintain a manufacturing facility and out-sourced its manufacturing to third party manufacturers. As a result, the Company's manufacturing equipment, with a cost of $1,261,637, was not utilized. The accompanying financial statements do not include a charge for the depreciation of the manufacturing equipment from January 1, 1996 to September 30, 1996.

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


       I. Loss Per Common Share - In 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This Statement establishes standards for computing and presenting earnings (loss) per share (EPS).

            SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company's adoption of SFAS No. 128 did not materially change current and prior years' EPS.

            Basic and diluted loss per share amounts were equivalent for the years ended June 30, 1998, 1997 and 1996.

       J. Stock-Based Compensation - The Company grants stock options to employees with an exercise price equal to or above the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

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

       L. Research and Development Costs - Research and development costs, consisting of salaries and materials, relating to software development are expensed as incurred. Prior to technological feasibility the costs were charged to Selling, General and Administrative expense, amounting to $0, $481,987 and $326,158 for the years ended June 30, 1998, 1997 and 1996, respectively.

         M.   Reclassifications   -  Certain   prior  year   amounts  have  been
        reclassified to conform with the current year presentation.

       N. New Standards - In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.
             Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

             In addition, in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.

             Both of these new standards are effective for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The implementation of these new standards will not affect the Company's results of operations and financial position, but may have an impact on future financial statement disclosures.

Note 3 - Acquisition:

     On May 28, 1996, the Company acquired all of the capital stock of MarkCare Medical Systems Limited, a privately held British company (LTD) for $1,250,000 payable in the Company's common stock. This acquisition has been accounted for using the purchase method of accounting. The Company recorded costs in excess of net assets approximating $1,050,000 in connection with this acquisition.

Note 4 - Inventories:

       Inventories consist of the following:

                                                         June 30
                                         --------------------------------------
                                                1998                1997
                                          -----------------   -----------------

       Raw materials                         $   84,974          $   300,888
       Finished goods                            27,500               35,399
                                          -----------------   -----------------
        Total Inventories                     $ 112,474          $   336,287
                                          =================   =================

Note 5 - Other Current Assets:

       Other current assets consist of:
                                                          June 30
                                           ------------------------------------
                                                 1998              1997
                                           ----------------   -----------------

       Prepaid expenses                     $ 208,377        $    60,860
       Loans and exchanges                     - - -               9,731
       Deferred imputed interest
         on convertible debentures             - - -             160,157
                                        ----------------   -----------------
            Total                           $ 208,377        $ 230,748
                                        ================   =================


Note 6 - Costs in Excess of Net Assets of Business Acquired:

     The components of costs in excess of net assets of businesses acquired as of June 30, 1998 and 1997 are as follows:


                                                     Year Ended June 30
                                    -------------------------------------------
                                             1998                    1997
                                    --------------------    -------------------
       Beginning balances               $   822,258             $1,032,196
       Amortization expense
          for the year                     (209,940)             (209,938)
                                    --------------------    -------------------
                 Ending Balances          $ 612,318            $   822,258
                                    ====================    ===================


Note 7 - Short-Term Borrowings:

       In March 1997 the Company entered into a bank line of credit based on 60% of eligible accounts receivable and 32% of the appraised value of eligible machinery and equipment, not to exceed the line of credit amount of $400,000. This revolving credit agreement, which expires in October 1998, is collateralized by substantially all of the Company's assets plus the personal guarantee of the Company's chief executive officer. Interest is payable monthly at 1-1/2% above the bank's prime rate. The Company did not have any outstanding borrowing at June 30, 1998.



Note 8 - Accrued Liabilities:

The accrued liabilities consist of:

                                                         June 30
                                       -----------------------------------------
                                                 1998                  1997
                                       -------------------    ------------------

       Salaries                          $      34,282          $      77,488
       Professional fees                        90,900                 48,665
       Interest                                  - - -                 35,422
       Other                                    15,080                 96,398
                                      -------------------    ------------------
            Total                          $   140,262           $    257,973
                                      ===================    ==================


Note 9 - Related Party Transactions:

       The Company purchases materials and is reimbursed for various expenses from Mark Lighting Fixture Co., Inc. (Mark Lighting), an entity owned by the Company's Chief Executive Officer and Metalite, Inc. (Metalite), an entity owned by the brother of the Company's Chief Executive Officer.

       The following related party transactions are included in the accompanying financial statements:


                                           Year Ended June 30
                       ---------------------------------------------------------
                              1998                1997               1996
                       -----------------   -----------------  ------------------
    Purchases              $ 421,497            $ 231,051         $ 105,512

    Expense reimbursement     58,104              135,319            93,125

    Consulting services        1,120               33,540             - - -

    Bonding fees              (5,029)              95,785             - - -





            As a result of current and prior years' transactions, the Company has net balances due to (from) the following related parties, which will be settled in the ordinary course of business:


                                                      June 30
                                      -----------------------------------------
                                                1998                  1997
                                      -------------------    ------------------

       Mark Lighting Fixture Co., Inc.    $      3,360          $   134,327
       Metalite, Inc.                            8,869                8,869
       Laborstat, Inc.                            (800)                (988)
       Carl Coppola                           (102,058)              95,785
       Other shareholders                        3,265               58,479
                                      ------------------     ------------------

       Due to (from) Related Parties      $    (87,364)          $  296,472
                                      ===================    ==================



            In connection with several modular cell project, the Company's Chief Executive Officer, Carl Coppola, provided third party guarantees to assist the Company in obtaining performance and completion bonds. As compensation for providing these guarantees, the Company recorded $95,785 representing five percent of the gross proceeds from these projects for the year ended June 30, 1997.

            During May 1997 the Company received an aggregate of $160,000 and issued 10% promissory notes payable to its Chief Executive Officer with principal and interest due August 20, 1997 and September 30, 1997, respectively, and interest due semi-annually. The entire balance was paid during fiscal 1998.

          During fiscal 1998, the Company loan $100,000 to its Chief Executive Officer. The entire balance was repaid subsequent to year end.

            The Company grants non-employee directors, options for serving on the Board of Directors. On December 3, 1997, each of the Company's directors were granted five-year options to purchase 100,000 shares of Common Stock at between $2.875 and $3.375 per share, the closing share price on the date of grant. On June 25, 1998, the Company cancelled the options and issued new five-year options purchase 100,000 shares of Common Stock at $1.125 per share, the closing price on the date of the grant.




Note 10 - Long-Term Debt:

       A.   Long-term debt consists of the following:

                                                       June 30
                                      -----------------------------------------
                                              1998                  1997
                                      ------------------   --------------------
         Note payable, due December
           1999;collateralized by
           small equipment                $     12,556        $      19,989
         7% convertible debentures
           due August 20, 1998                   - - -              441,296
         7% convertible debentures
           due January 20, 1999                  - - -              750,000
         7% convertible debentures
           due June 2, 1999                      - - -            1,250,000
         7% convertible debentures
          due June 29, 1999                    100,000              300,000
         7% convertible debentures
           due December 31, 1999             1,025,000               - - -
                                      ------------------   --------------------
              Total Long-Term Debt           1,137,556            2,761,285
         Less:  Current Portion
                Long-Term Debt,
                Excluding Current
                Portion                        108,171               448,729
                                      ------------------   --------------------
                                           $ 1,029,385          $  2,312,556
                                      ==================   ====================

            Maturities of total long-term debt are as follows:
           Year Ended June 30
           ------------------
                 1999                                  108,171
                 2000                                1,029,385

       B.   Convertible Debentures:

            On August 23, 1996, the Company sold $2,200,000 principal amount 7% convertible debentures due August 22, 1998 ("1996 Debentures"). On December 26, 1996, the terms of the 1996 Debentures were amended to
            (i) prohibit additional conversions until March 31, 1997 unless the trading price of the common stock reaches levels in excess of $3.00 per share and (ii) modify the conversion price to the lesser of (a) $1.38 or (b) 80% of the average closing bid price on the five trading days immediately preceding the date(s) of conversion. The entire Debenture had been converted at June 30, 1998.

            In connection with the issuance of the 1996 Debentures, the Company incurred $162,700 of debt issue costs. These costs were charged to operations over the remaining term of the 1996 Debentures.

             On January 21, 1997, the Company sold $750,000 principal amount 7% convertible debentures due January 20, 1999 (the "1997
             Debentures"). The 1997 debentures are convertible, on or after July 15, 1997, into shares of common stock at a conversion price which is the lesser of (i) $2.125 or (ii) 80% of the average closing bid price on the five trading days immediately preceding the date(s) of conversion. Interest on the 1997 Debentures is payable in cash or common stock at the Company's option. On May 1, 1998 the Debenture was converted into 750,000 shares of Common Stock.

            On June 2, 1997, the Company sold $1,250,000 principal amount 7% Convertible Debentures due June 2, 1999. The debentures are immediately convertible into shares of common stock at a conversion price of $0.80 per share.

            During 1998 the Company issued 44,619 shares of Common Stock (valued at $192,258) in connection with the conversion of accrued interest on convertible debentures.

            On June 27, 1997, the Company sold $300,000 principal amount 7% convertible debentures due June 29, 1999. The debentures are convertible, on or after December 30, 1997, into shares of common stock at a conversion price of $0.80 per share. Included in current assets is $160,157, which represents the unamortized portion of the beneficial conversion feature as of June 30, 1997. On June 19, 1998, $200,000 of the Debenture was converted into 250,000 shares of Common Stock. The Company issued 75,000 warrants with an exercise price of $1.50 as part of the conversion. At June 30 1998, $100,000 of the debenture remains outstanding.

           In June 1998, the Company completed a $2,750,000 private placement of equity and debt units (the "Private Placement") pursuant to which the Company issued (i) 1,220,000 shares of Common Stock (the "Private Placement Common Stock"), (ii) convertible debentures (face amount $1,530,000) due December 28, 1999, (the "Convertible Debentures"),
           (iii) warrants to purchase 1,375,000 shares of Common Stock, (iv) and an option exercisable by the investors to purchase an additional convertible debentures (face amount $2,550,000) with warrants to purchase 1,275,000 shares of Common Stock (the "Debt Unit Option").

           Of the $1,530,000 proceeds received in connection with the convertible debentures and its related options, $505,000 was attributed to the debenture conversion features and options and has been classified as additional paid-in capital, and the remaining $1,025,000 has been classified as a long-term obligation.

           At June 30, 1998  approximately  $1,234,000 of the proceeds were held
           in  escrow  and  $1,231,000  were  outstanding.   These  funds  were
           collected and deposited into the Company's operating accounts in July 1998.


           The holders of the Private Placement Common Stock are entitled to additional shares of Common Stock to the extent the net proceeds from the sale of the Private Placement Common Stock is less than $1.30 per share (the "Share Adjustment"). The Convertible Debentures are convertible into shares of Common Stock at the lesser of (i) $1.50 per share or (ii) 75% of the average closing bid price of the Common Stock for the five trading days immediately preceding the conversion. The Warrants are exercisable for a four-year period at $1.50 per share. The Debt Unit Option entitles the investors to purchase up to an additional $2,550,000 in 18 month principal amount convertible debentures with terms identical to the Convertible Debentures with four-year warrants to purchase an aggregate of 1,250,000 shares of Common Stock at $1.50 per share.

           Issuance of Common Stock in excess of 3,615,334 shares pursuant to the Private Placement including the (i) Share Adjustment, (ii) conversion of the Convertible Debentures, (iii) exercise of Warrants and (iv) exercise of the Debt Unit Option is subject to the approval of the Company's shareholders. In the absence of shareholder approval of issuance's in excess of 3,615,334 shares the holders of the Private Placement Common Stock and Convertible debentures will have the right to demand cash payment equal to the value of the Share Adjustment and the redemption of the Convertible Debentures at 125% of the principal amount plus accrued interest.

           As of September 1, 1998, all of the Convertible Debentures and Warrants remained, issued and outstanding.

           The Company has charged to operations for the years ending June 30, 1998 and 1997, $160,157 and $1,422,813 of imputed interest expense on convertible debentures, which represents the discount on conversion of each of the above convertible debentures.


Note 11 - Fair Value of Financial Instruments

           The estimated fair value of the Company's convertible debt as of June 30, 1998 is as follows:


                                          Carrying                Fair
                                            Amount                Value
                                    --------------------- ---------------------

         Convertible debt                $ 1,125,000           $ 1,125,000



        The estimated fair value of the Company's convertible debt as of June 30, 1997 is as follows:

                                             Carrying                Fair
                                               Amount                Value
                                    --------------------- ---------------------

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

       The fair value of the Company's other financial instruments approximates their carrying amounts.


Note 12 - Stockholders' Equity:

        A. Stock Option Plan:

        On November 10, 1993, the Company adopted a Stock Option Plan. The Plan is administered and terms of option grants are established by the Board of Directors. Under the terms of the Plan, options to purchase 1,000,000 shares of common stock may be granted to key employees. Options become exercisable as determined by the Board of Directors and expire over terms not exceeding employment, six months after death or one year in the case of permanent disability of the option holder. The option price for all shares granted under the Plan is equal to the fair market value of the common stock at the date of grant, as determined by the Board of Directors, except in the case of a ten percent shareholder where the option price shall not be less than 110% of the fair market value at the date of grant.


        The following information relates to shares under option and shares available for grant under the Plan:





                                                                             June 30
                                      --------------------------------------------------------------------------------------
                                                 1998                         1997                          1996
                                      ---------------------------------------------------------- ---------------------------
                                                      Weighted                      Weighted                     Weighted
                                                       Average                       Average                     Average
                                                      Exercise                      Exercise                     Exercise
                                         Shares         Price         Shares          Price         Shares        Price
                                      ------------------------------------------- -------------- ---------------------------
       Outstanding at
         beginning of year                381,000      $ 2.04        367,000        $  3.70        523,000        $   3.71
       Granted                            524,000        2.67        282,500           1.60           ---               --
       Cancelled                         (505,500)       2.95       (268,500)          3.81        (76,000)           3.79
       Exercised                            ----          --           ----            2.04        (80,000)           3.67
                                          -------       ------       -------        -------        -------         -------
       Outstanding at
         end of year                     399,500       $ 1.45        381,000        $  2.04        367,000         $  3.70
                                         =======       ======        =======        =======        =======         =======


       Available for
         issuance under Plan             520,000                    539,000                        553,000
       Weighted average
         contractual life
         (years)                          1.95                        2.24                           1.22
       Shares subject to
         exercisable option              399,500                    381,000                        367,000



         B.    Stock Warrants

         Outstanding warrants are as follows:

                                                                           June 30
                                    ---------------------------------------------------------------------------------------
                                               1998                        1997                          1996
                                    ---------------------------------------------------------------------------------------
                                                    Weighted                      Weighted                     Weighted
                                                    Average                       Average                       Average
                                                    Exercise                      Exercise                     Exercise
                                       Shares        Price         Shares          Price         Shares          Price
                                    ------------------------------------------- -------------------------------------------
        Warrants outstanding
         at beginning of year          3,241,758     $ 3.67         3,933,880      $ 4.10        4,848,859      $ 4.45
       Granted                         2,565,000       1.58         1,395,000        2.91          615,000        5.08
       Exercised                        (580,000)     (2.61)          (43,572)       2.43       (1,456,979)       2.54
       Expired                          (980,091)     (4.20)       (2,043,550)       4.02          (73,000)       7.16
                                        ---------     ------         ---------      ------         ---------     ------
       Warrants outstanding
        at end of year                 4,246,667     $ 2.43         3,241,758      $ 3.64         3,933,880     $ 4.10
                                       =========     ======         =========      ======         =========     ======
       Weighted average
         contractual life
         (years)                          2.56                         1.51                           .79



       C.   Pro forma Information:

            Pro forma information regarding net earnings and earnings per share, as required by SFAS No. 123, has been determined as if the Company had accounted for its employee stock options under the fair-value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1998 and 1997:
            risk-free interest rate of 6.40% and 5.57%; dividend yield -0-; volatility fact related to the expected market price of the Company's common stock of .35; and weighted-average expected option life of 3.3 and 2.0 years. The weighted-average fair value of options granted during fiscal 1998 and 1997 were $1.76 and $1.84, respectively. The Company's pro forma information follows:

                                                  June 30
                             --------------------------------------------------
                                      1998           1997            1996
                                     ----            ----            ----
           Pro forma net (loss)    ($3,017,300)  $(5,701,590)    $(5,224,781)

          Pro forma loss per
             common share             (.18)         (.40 )            (.41)



ote 13 - Leases:

       A.   Facility Leases:

            The Company occupies its offices pursuant to an operating lease expiring in December 1998. The Company conducts its manufacturing operations pursuant to an operating lease expiring November 15, 2004. Under the terms of these leases, the Company is obligated to pay maintenance, insurance, and its allocable share of real estate taxes. The Company also leases various automobiles and small office equipment.

           Future minimum rental payments under these operating leases are as follows:

            Year Ended June 30
                     1999                                    276,254
                     2000                                    193,820
                     2001                                    186,149
                     2002                                    174,236
                     2003 and thereafter                     413,811
                                                          ----------
            Total future minimum rental payments           1,070,034
                                                           =========


            Rent expense for the years ending June 30, 1998, 1997, and 1996, was $330,991, $254,522, and $205,586, respectively.

       B.   Capital Leases:

            The Company leases certain equipment under capital leases with expiration dates ranging from April 2000 through April 2002.

            Future minimum lease payments are as follows:

           Year Ended June 30
                1999                                          $  29,723
                2000                                             26,587
                2001                                              8,936
                2002                                              1,611
                                                              ---------
           Total future minimum lease payments                   66,857
           Less: Amount representing interest                    16,408
                                                              ---------
           Present value of net future minimum
                lease payments                                   50,449
           Less:  Current portion of obligations
                under capital leases                             19,418
                                                              ---------
           Long-term portion of obligations
               under capital leases                           $  31,031
                                                              =========


Note 14 - Commitments and Contingencies:

       The Company entered into an employment agreement with its Chief Executive Officer. The agreement expires on June 30, 2000 and is payable at an annual base salary of $200,000. In addition, the agreement includes three (3) year nonqualified options to purchase 750,000 shares of common stock at various prices exercise prices ranging from $1.25 to $2.75.

       In connection with the acquisition of LTD, a former shareholder of LTD entered into a three (3) year employment agreement with LTD which provides (i) an annual salary of U.K. Pounds 60,000 in the initial year with U.K. Pounds 5,000 increases in the succeeding two years and (ii) bonus equal to 10% of the post tax profits of LTD. On January 28, 1998 the Company bought out the remainder of the contract in exchange for 64,462 shares of Common Stock. The value of the shares at the issue date was $114,602.

       The Company maintains cash balances at several financial institutions located in New Jersey. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of June 30, 1998 and 1997, the Company's uninsured cash balances approximated $1,576,000 and $599,000, respectively.

       The Company is involved in various lawsuits and claims incidental to its business. In the opinion of management, the ultimate liabilities, if any, resulting from such lawsuits and claims, will not materially affect the financial position of the Company.


Note 15 - Income Taxes:

       As of June 30, 1998, the Company has Federal net operating loss carry forwards of approximately $19,550,000. Such carry forwards begin to expire in 2009 if not previously used. The $19,550,000 carry forward is comprised of approximately $17,850,000 which is available for utilization in the tax year ending June 30, 1999. The remaining $1,700,000 carry forward is restricted as to utilization subject to the provisions of Internal Revenue Code Section 382. Since realization of the tax benefits associated with these carry forwards is not assured, a full valuation allowance was recorded against these tax benefits as required by SFAS No. 109.


Note 16 - Discontinued Operations:

       On November 10, 1993, Showcase Cosmetics, Inc. (Showcase), the parent company of the Bar-Lor Subsidiaries, and the Company consummated Reorganization (the "Reorganization") pursuant to a Plan of Reorganization dated December 23, 1992, as amended. The reorganization was accounted for using the purchase method of accounting. On October 13, 1995, the Company disposed of the Bar-Lor Subsidiaries, whose principal services were the packaging and distribution of cosmetic products.


Note 17 - Supplemental Cash Flow Information:

       A. Cash paid for interest during the years ended June 30, 1998, 1997 and 1996 amounted to $64,919, $40,832 and $9,581.

       B. The Company acquired certain equipment with an aggregate cost of $25,345 and $6,200 under capital leases obligations for the years ended June 30, 1998 and 1997 respectively.

       C.   During 1998,  $2,200,000 of Debentures were converted into 2,602,500
            shares  of  common  stock.   During  1997,   $360,000  of  Converted
            Debentures were liquidated through the issuance of Common Stock.


       D. During 1998, the Company granted outside consultants options to acquire 360,000 shares of common stock at exercise prices ranging from $1.16 to $4.00. In addition, the Company modified the terms of 640,000 options held by outside consultants. The fair value of these options ($92,000) has been charged to operations in accordance with SFAS No. 123.

Note 18 - Segment Information:

       The Company's two industry segments are the design and manufacture of modular steel prison cells for the corrections industry and the distribution of treatment booths and IntraScan Systems to the medical industry. The following is a summary of selected consolidated financial information for the Company's industry segments:

                                                June 30
                               ------------------------------------------------
                                     1998             1997             1996
                                     ----             ----             ----
    Revenues:
      Modular steel products    $  12,713,508     $  6,114,195      $ 3,256,574
      Medical products                208,302          335,549          198,041
                                -------------     ------------      ------------
          Total                 $  12,921,810     $  6,449,744      $ 3,454,615
                                =============     ============      ============
    Operating Profit (Loss):
      Modular steel products           73,434       (2,706,272)      (4,508,406)
      Medical products             (2,064,256)      (1,035,934)        (555,462)
                                --------------    -------------     ------------
           Total                $  (1,990,822)    $ (3,742,206)     $(5,063,868)
                                =============     =============     ============
    Identifiable Assets:
       Modular steel products   $   4,258,021     $   5,002,432     $ 1,317,620
       Medical products               916,080           429,845       1,766,143
                                -------------     -------------     ------------
            Total               $   5,174,101     $   5,432,277     $ 3,083,763
                                =============     =============     ============


       For the year ended June 30, 1998, 1997 and 1996, one customer accounted for 93%, 48% and 70% of the total revenues. As of June 30, 1998, one customer accounted for 42% of receivables.

Note 19 - Reduction in Carrying Value of Assets:

       The Company acquired the stock of LTD, the developer of the IntraScan II PACS system. In connection with this acquisition, the Company has determined to focus its marketing efforts on the IntraScan II PACS technology. In November 1992, the Company acquired Diversified Imaging Technology, a company that developed the IntraScan I technology, which was subsequently integrated with the IntraScan II product. As a result, during the fourth quarter of fiscal 1996 the Company charged operations with approximately $777,000 to write off the excess net assets of businesses acquired as resulting from its acquisition of the IntraScan I technology.


                               CHANTREY VELLACOTT



MARKCARE MEDICAL SYSTEMS LIMITED
Auditors' Report To The Members of MarkCare Medical Systems Limited

We have audited the financial statements, [for the year ended June 30, 1998]. Which have been prepared under the historical cost convention [ ].

Respective Responsibilities Of Directors And Auditors
As described [ ] the company's directors are responsible for the preparation of the financial statements. It is our responsibility to form an independent opinion, based on our audit, on those financial statements and to report our opinion to you.

Basis Of Opinion
We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements, and of whether the accounting polices are appropriate to the company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

Going concern
In forming our opinion we have considered the adequacy of the disclosures made in the financial statements [ ] concerning the basis on which the financial statements have been prepared. The financial statements have been prepared on a going concern basis. We considered that this matter should be drawn to your attention but our opinion is not qualified in this respect.

US GAAP and US GAAS
With respect to the information disclosed in the financial statements, we are not aware of any material differences between UK Generally Accepted Accounting Principles and US Generally Accepted Accounting Principles or between UK Auditing Standards and US Generally Accepted Auditing Standards.



Opinion
In our opinion the financial statements give a true and fair view of the state of the company's affairs at 30 June 1998 and of its loss for the year then ended and have been properly prepared in accordance with the Companies Act of 1985.


/s/ Chantrey Vellacott

Chartered Accountants
Registered Auditors
LONDON

                                   BAKER TILLY
        AUDITORS REPORT TO THE MEMBERS OF MARKCARE MEDICAL SYSTEMS, LTD.

We have audited the financial statements. [for the year ended June 30, 1997].

Respective responsibilities of directors and auditors
As described [ ] the company's directors are responsible for the preparation of the financial statements. It is our responsibility to form and independent opinion, based on our audit, on those statements and to report our opinion to you.

Basis of opinion
We conducted our audit, in accordance with Auditing Standards issued by the Auditing Practice Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit, as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatements, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

Fundamental Uncertainty
These accounts have been prepared under the going concern accounting policy. This is on the basis that the holding company and the directors will continue to provide sufficient finance to enable the company to meet its liabilities. The balance sheet position at June 30, 1997, is insolvent by L 340,319. As stated in the financial statements amounts owned to the holding company and a company owned by a director total L 324,476. The company is therefore reliant on the holding company and directors support in order to continue trading. Our opinion is not qualified in this respect.

US GAAP and US GAAS
With respect to the information disclosed in the financial statements, we are not aware of any material differences between UK Generally Accepted Accounting Principles and US Generally Accepted Accounting Principles or between UK Auditing Standards and US Generally Accepted Auditing Standards.



Opinion
In our opinion the financial statements give a true and fair view of the state of the company's affairs at 30 June 1997 and of its loss for the period then ending and have been properly prepared in accordance with the provisions of the Companies Act 1985.

/s/  Baker Tilly


Registered Auditors
Chartered Accountants
Old Sarum House
49 Princes Street
Yeovil, Somerset
BA20 1EG


