Form 10-K/A
period 1998-06-30
MARK SOLUTIONS INC
filed 1998-10-29
CIK 807397

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------
                                    FORM 10-K/A1

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

       For the fiscal year ended   June 30, 1998
                                 --------------------
                                       OR

  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

         For the transition period from  __________   to___________


                           Commission File No. 0-17118

                              Mark Solutions, Inc.
             (Exact name of registrant as specified in its charter)

      Delaware                                              11-2864481
 --------------------------                            --------------------
 (State or other jurisdiction                            (I.R.S. employer
 of incorporation or organization)                  employer identification no.)

   Parkway Technical Center
   1515 Broad Street, Bloomfield, New Jersey                 07003
  ----------------------------------------------        --------------
 (Address of principal executive offices)                (Zip Code)

 Registrant's telephone number, including area code          (973) 893-0500
                                                          -----------------


 Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                   Name of each exchange on which registered
 ---------------------            ----------------------------------------------
                                       NONE

 Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $ .01 par value
                          -----------------------------
                                (Title of class)


           Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ----    ----
           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].

           The aggregate market value of the 16,449,318 shares of Common Stock held by non-affiliates of the Registrant on September 11, 1998 was $10,280,823 based on the closing sales price of $ .625 on September 11, 1998.

  The number of shares of Common Stock outstanding as of September 11, 1998 was 19,296,674.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                     INFORMATION TO BE INCLUDED IN THE REPORT

     This amendment No. 1 to the Annual Report on Form 10-K for the Year Ended June 30, 1998 (the "1998 Form 10-K") of Mark Solutions, Inc. ("Mark") amends
Part III- Items 10 through 13 of the 1998 Form 10-K to include the following information:

Item 10.  Directors and Executive Officers of the Registrant.

           The following table sets forth the names and ages if the members of Mark's Board of Directors and its executive officers.

Name                              Age      Position

Carl C. Coppola(1)                58      Chairman of the Board,
                                          President, Chief Executive
                                          Officer

Michael Nafash                    37      Chief Financial Officer, Director

Michael J. Rosenberg              53      Vice President- Sales and Marketing

Richard Branca(2)                 50      Director

Yitz Grossman                     43      Director

Ronald E. Olszowy                 51      Director

William Westerhoff(1,2)           60      Director


---------------------------------------------------
(1)       Member of the Compensation Committee
(2)       Member of the Audit Committee

    All directors hold office until the next annual meeting of shareholders of Mark (currently expected to be held during December 1998) and until their successors are elected and qualified. Officers hold offices until the first meeting of directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.


Carl C. Coppola has been a Director, President and Chief Executive Officer of Mark since 1984. For more than 30 years, Mr. Coppola has been President and Chief Executive Officer of Mark Lighting Fixture Co., Inc., an unaffiliated entity.

Michael Nafash has been the Chief Financial Officer of Mark since January 1998 and has been a Director since December 18, 1995. From February 1994 to January 1998, Mr. Nafash was employed by Evolutions, Inc. (OTC), an environmental oriented apparel company as Chairman of the Board, President and Chief Executive Officer. On January 5, 1998, Evolutions, Inc. filed a Chapter 7 bankruptcy petition (Case No. 98-20010) in the U.S. Bankruptcy Court in Newark, New Jersey. From June 1992 to June 1996, Mr. Nafash was employed by Pure Tech International, Inc., a plastics and metal recycling company, including as Chief Financial Officer from October 1993 to March 1995.

Michael J. Rosenberg has been Vice President- Sales and Marketing of Mark since 1990.

Richard Branca has been a Director of Mark since November 18, 1992. Since 1970 Mr. Branca has been President and Chief Executive Officer of Bergen Engineering Co., a construction company.


Yitz Grossman has been a Director of Mark since December 4, 1997. Since 1983 Mr. Grossman has been President and Chairman of Target Capital Corporation, a consulting company.

Ronald E. Olszowy has been a Director of Mark since November 18, 1992. Since 1966, Mr. Olszowy has been President and Chief Executive Officer if Nationwide Bail Bonds, which provides bail, performance and fidelity bonds. Mr. Olszowy has also been President of Interstate Insurance Agency since 1980.

William Westerhoff has been a Director of Mark since November 18, 1992. Mr. Westerhoff has been retired since June 1992. Prior thereto and for more than five years Mr. Westerhoff was, a partner of Sax, Macy, Fromm & Co., certified public accountants.


Directors' Compensation

     Each outside director receives a $1,000 fee and is reimbursed for travel expenses for each meeting attended. The fees will be accrued but remain unpaid until Mark's financial condition sufficiently improves as determined by Mr. Coppola. The Mark has established a policy of granting stock options to directors exercisable at the closing sales price of the Common Stock on the date of grant. On December 4, 1997, each of the outside directors received five-year options to purchase 100,000 shares of Common Stock at between $2.875 and $3.375 per share. On June 25, 1998, the foregoing options were cancelled and each outside director received five-year options to purchase 100,000 shares of Common Stock at $1.125 per share, the closing sales price on the date of grant. Future compensation policies will be reviewed annually based upon the Mark's financial condition and results of operations.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) if the Securities Exchange Act of 1934, as amended, requires the Mark's directors, executive officers and 10% shareholders to file with the Securities and Exchange Commission reports of ownership and changes in ownership of the Mark's equity securities including its Common Stock. Such persons are also required to furnish the Mark with such reports.

     To the Mark's  knowledge  during the fiscal year ended June 30,  1998,  all
Section 16(a) filing requirements were satisfied.

Item 11.  Executive Compensation.

     The following table sets forth the amount of all compensation paid to each of the Mark's executive officers whose compensation exceeded $100,000, including its Chief Executive Officer, for the Mark's last three fiscal years ended June 30, 1998.


================================================================================================================================
|                   |         |             Annual Compensation            |         Long Term Compensation         |          |
|                   |         |                                            |                Awards/Payouts          |          |
================================================================================================================================
|Name and           |  Year   |  Salary  ($) |   Bonus   |   Other Annual  |    Restricted  |   Options/  |  LTIP   | All other|
|Principal          |         |              |    ($)    |   Compensation  |    Stock       |   SARs#     |  Payouts|  Compen- |
|Position           |         |              |           |                 |    Awards $    |             |  $      |  sation  |
-------------------------------------------------------------------------------------------------------------------------------|
|
||Carl Coppola,     |         |                          |                 |                |             |         |          |
|President & CEO    |  1998   |    200,000   |    -0-    |         -0-     |       -0-      |   200,000   |     -0- |   -0-    |
|                   |  1997   |    300,000   |    -0-    |         -0-     |       -0-      |   750,000   |     -0- |   -0-    |
|                   |  1996   |    275,000   |    -0-    |         -0-     |       -0-      |     -0-     |     -0- |   -0-    |
|----------------------------------------------------------------------------------------------------------------------------- |
|Michael Nafash,    |  1998   |     50,000   |    -0-    |         -0-     |       -0-      |   150,000   |     -0- |   -0-    |
|VP- Finance &      |         |              |           |                 |                |             |         |          |
|CFO(1)             |         |              |           |                 |                |             |         |          |
===============================================================================================================================


  (1) Mr.  Nafash  became an employee of Mark on January 1, 1998 and receives an annual salary of
$100,000.

-
Options/SAR Grants in Fiscal Year 1998

     The following table sets forth individual grants of stock options to the named executive officers in the Summary Compensation Table for the fiscal year ended June 30, 1998.



                                                                                             Potential
                                                                                         Realizable Value
                                                                                             at Assumed
                                                                                          Annual Rates of
                                                                                            Stock Price
                                                                                         Appreciation for
                                                                                          Option Term (1)
                                                                                        -------------------
                                    % of Total
                                     Options
                   Options          Granted to           Exercise
                   Granted          Employees in           Price          Expiration
Name               (#)(2)           Fiscal Year            ($/Sh)            Date        5%($)        10% ($)
--------------     --------         -----------           ---------       -----------    ------        -------
Carl Coppola       250,000              52.1%              $ 1.125           06/24/03     43,750         93,750

Michael Nafash     150,000              31.1%              $ 1.125           06/24/03     26,250         56,250


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

(2) The closing sales price on date of option grants was $ 1.125 per share.


1998 Fiscal Year End Option Values

     The following table sets forth the value of options granted to the named executive officers in the Summary Compensation Table for the fiscal year ended June 30, 1998.

                              Number of Securities         Value of Unexercised
                             Underlying Unexercised        in-the Money Options
                             Options at Fiscal Year(#)     at Fiscal Year End($)
Name                         Exercisable/Unexercisable           Exercisable
-----------------            -------------------------     --------------------
Carl Coppola                     1,000,000/0                       0 (1)
Michael Nafash                     210,000/0                       0 (1)

--------------------------------------
(1) Based upon a closing sales price of $0.8125 per share of Common Stock on October 27, 1998.


1998 Fiscal Year End Repricing of Options

     The following table sets forth all repricing of stock options held by the named executive officers in the Summary Compensation Table in the last ten years. See "Report of the Board of Director on Executive Compensation- Stock Option Repricing".


========================================================================================================================
|                |               |               |                   |                  |             |  Length of      |
|                |               |  Number of    |    Market Price   |   Exercise       |             |  Original Term  |
|                |               |  Securities   |    of Stock at    |   Price at Time  |             |  Remaining at   |
|                |               |  Underlying   |    Time of        |   of Repricing   |  New        |  Date of        |
|                |               |  Options/SARs |    Repricing or   |   or Exercise    |  Exercise   |  Repricing or   |
|Name and        |               |  Repriced or  |    Amendment      |   Amendment      |  Price      |  Amendment      |
|Title           |     Date      |  Amended(#)   |     ($)           |    ($)           |             |  (Years/Days)   |
|----------------|---------------|---------------|-------------------|------------------|-------------|-----------------|
|
|                |               |               |                   |                  |             |                 |
|Carl Coppola,   |   06/25/98    |  250,000      |    1.125          |    2.875         |   1.125     |    2/156        |
|CEO             |               |               |                   |                  |             |                 |
|----------------|---------------|---------------|-------------------|------------------|-------------|-----------------|
|                |               |               |                   |                  |             |                 |
|Michael Nafash, |   06/25/98    |  150,000      |    1.125          |    2.875         |   1.125     |    2/156        |
|CFO             |               |               |                   |                  |             |                 |
=========================================================================================================================



Employment Agreements

     Pursuant to a three-year employment agreement expiring on June 30, 2000, Mr. Coppola receives an annual base salary of $200,00 and was granted three-year options to purchase 250,000 shares of Common Stock at an exercise price of $1.125, 250,000 shares of Common Stock at an exercise price of $2.00 and 250,000 shares of Common Stock at an exercise price of $2.75. In addition, Mr. Coppola is entitled to reimbursement of expenses not to exceed $15,000 annually and is provided with an automobile and maintenance and use reimbursement by Mark. Mr. Coppola's employment is terminable by Mark upon 90 days written notice and provides for a two-year non-compete period to take effect upon the termination of Mr. Coppola's employment.

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


Item 12. Security Ownership of Certain Beneficial Owners and  Management.

     The following table sets forth certain information with respect to each beneficial owner of 5% or more of the Common Stock, each Director of Mark, each Executive Officer of Mark who is named in the Summary Compensation Table and all Executive Officers and Directors as a group as of October 28, 1998. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, unless otherwise noted.


                                      Number of Shares            % of Shares
Beneficial Owner                          Owned                   Outstanding
----------------                      ----------------            -----------

Carl C. Coppola
c/o Mark Solutions, Inc.
1515 Broad Street
Bloomfield, NJ  07003                  2,797,100 (1)                 13.8%

Joseph Salvani
1 Duran Avenue
Ridgewood, NJ  07450                   1,159,956 (2)                  6.0%

William Westerhoff                       160,000 (3)                 (4)

Richard Branca                           225,000 (3)                 (4)

Ronald E. Olszowy                        210,000 (3)                 (4)

Michael Nafash                           213,500 (5)                 (4)

Yitz Grossman                            119,333 (6)                 (4)

All executive officers
 and Directors as
 a group (7 persons)                   3,923,833 (7)                 18.5%

(1) Includes 63,200 shares held in trust for the benefit of three children of Mr. Coppola. Mr. Coppola disclaims beneficial ownership of these shares. Also includes 1,000,000 shares of Common Stock issuable pursuant to options which are presently exercisable.

(2) Includes 100,000 shares of Common Stock issuable pursuant to warrants which are presently exercisable.

(3) Represents or includes 160,000 shares of Common Stock issuable pursuant to options which are presently exercisable.

(4)  Less than 1%

(5) Includes 210,000 shares of Common Stock issuable pursuant to options which are presently exercisable.

(6) Includes 19,333 shares held in a charitable trust of which Mr. Grossman serves as one of the trustees. Mr. Grossman disclaims beneficial ownership of these shares. Also includes 100,000 shares of Common Stock issuable pursuant to options which are presently exercisable.

(7) Includes 1,940,000 shares of Common Stock issuable pursuant to warrants or options which are presently exercisable.


Item 13.  Certain Relationships and Related Transactions.

     Mark purchases lighting fixtures, fabricating services and other related services from Mark Lighting Fixture Co., Inc. ("Mark Lighting"), a company wholly owned by Carl Coppola, President and Chief Executive Officer of Mark. For the fiscal year ended June 30, 1998, Mark paid Mark Lighting $416,497 for such goods and services.

     On December 4, 1997, Mr. Coppola was granted three-year options to purchase 250,000 shares of Common Stock at $2.875 per share. On June 25, 1998, the foregoing options were cancelled and Mr. Coppola was granted three-year options to purchase 250,000 shares of Common Stock at $1.125 per share the closing sales price on the date of grant.

     In May 1997, Mr. Coppola made loans aggregating $160,000 to Mark for working capital purposes. The loans are represented by demand notes with an annual interest rate of 10% payable semiannually. These notes were repaid on April 16, 1998.


     In May 1998, Mark loaned Mr. Coppola $100,000 at 10% interest per annum. The loan was payable on demand and was repaid in full in September 1998.

           On December 4, 1997, Mr. Nafash was granted three-year options to purchase 150,000 shares of Common Stock at $2.875 per share. On June 25, 1998, the foregoing options were cancelled and Mr. Nafash granted three-year options to purchase 150,000 shares of Common Stock at $1.125 per share the closing sales price on the date of grant.

     In order to induce their exercise, on September 9, 1997, Mark reduced the exercise price of warrants to purchase 100,000 shares of Common Stock issued to Joseph Salvani from $5.00 to $2.50 per share.

     Mark grants each nonemployee director options as compensation for serving on the Board of Directors. On December 4, 1997, each of the outside directors received five-year options to purchase 100,000 shares of Common Stock at between $2.875 and $3.375 per share. On June 25, 1998, the foregoing options were cancelled and each outside director received five-year options to purchase 100,000 shares of Common Stock at $1.125 per share the closing sale price on the date of grant.

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

  October 28, 1998                               By:  /s/ Carl Coppola
                                                     --------------------------
                                                 (Carl Coppola, Chief Executive
                                                         Officer and President)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                          Title                Date

/s/ Carl Coppola           Chief Executive Officer             October 28, 1998
----------------           President and Director
(Carl Coppola)             (Principal Executive
                           Officer)

/s/Michael Nafash          Chief Financial Officer,            October 28, 1998
-----------------          Vice President and
(Michael Nafash)           Director

/s/ Richard Branca*        Director                            October 28, 1998
------------------
(Richard Branca)

/s/ Ronald Olszowy*        Director                            October 28, 1998
--------------------
(Ronald E. Olszowy)

/s/William Westerhoff*     Director                            October 28, 1998
--------------------
(William Westerhoff)

/s/Yitz Grossman*          Director                            October 28, 1998
--------------------
(Yitz Grossman)

* By Carl Coppola as attorney-in-fact