Form 10-K/A
period 1998-06-30
MARK SOLUTIONS INC
filed 1998-11-13
CIK 807397

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------
                                  FORM 10-K/A2

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

         For the transition period from  ____________  to ________________


                           Commission File No. 0-17118

                              Mark Solutions, Inc.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        11-2864481
       -----------------                              ------------------
       (State or other jurisdiction                   (I.R.S. employer
       of incorporation or organization)              identification no.)

       Parkway Technical Center
       1515 Broad Street, Bloomfield, New Jersey            07003
       --------------------------------------------      --------------
       (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code      (973) 893-0500
                                                              -----------------


         Securities registered pursuant to Section 12(b) of the Act:

        Title of each class           Name of each exchange on which registered
        -----------------------       -----------------------------------------
                                            NONE

         Securities registered pursuant to Section 12(g) of the Act:

                                         Common Stock,  $ .01 par value
                                         ------------------------------
                                                  (Title of class)


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --    --

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

                    INFORMATION TO BE INCLUDED IN THE REPORT

This amendment No. 2 to the Annual Report on Form 10-K for the Year Ended June 30, 1998 (the "1998 Form 10-K") of Mark Solutions, Inc. ("Mark") amends and restated the 1998 Form 10-K in its entirety.

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

(b) Financial Information about Industry Segments

    The following table sets forth information regarding Mark's industry segments and classes of products.

                                          Fiscal Year Ended June 30,
                                     1998             1997            1996
  Sales to unaffiliated
 customers:

Mark Correctional Systems:
    Modular Cells ...........    $ 12,713,508    $   6,114,195    $   3,256,574
                                 ------------     -------------   -------------
MarkCare Medical Systems:
    IntraScan ...............         150,482          224,125           41,946
    Other .........                    57,820          111,424          156,095
                                 ------------      ------------    ------------
                                      208,302          335,549          198,041
                                 ------------      ------------    ------------
                                 $ 12,921,810     $  6,449,744     $  3,454,615
                                 ============     =============    ============
Operating Profit:

Mark Correctional Systems ...    $     73,434     $ (2,706,272)    $ (4,508,406)
MarkCare Medical Systems  ...      (2,064,256)      (1,035,934)        (555,462)
Identifiable Assets:

Mark Correctional Systems ...    $  4,258,021     $  5,002,432     $   1,317,620
MarkCare Medical Systems ......       916,080          429,845         1,766,143

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

     Although competition in the construction industry is intense, Mark believes it can compete for market share of correctional facility construction business by promoting the viability and construction advantages of its technology to the architectural, engineering and construction industries. In this regard management emphasizes the uniqueness of its modular cell design which can be manufactured and installed more efficiently than traditional concrete construction by virtue of lower labor and construction costs and shorter installation time and the life cycle cost savings. Mark also believes its modular cell design has advantages over other manufacturers' steel cells.

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


Employees

     As of September 30, 1998, Mark had four (4) management employees, two (2) sales employees, nine (9) engineering employees and seven (7) office and clerical employees. Mark also employs hourly employees in its manufacturing facilities who are subject to a collective bargaining agreement, which expired on August 31 , 1998. Mark is currently in negotiations on a new three (3) year collective bargaining agreement. Management believes its employee relations to be good.

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

                                            Common Stock
                                            ------------
                                        High           Low
                                       ------        -------

         1996
        ------
    1st Quarter                         8-1/4          5-1/2
    2nd Quarter                         8-3/8          5-1/4
    3rd Quarter                         6-5/8          5
    4th Quarter                         5-7/8          1-3/8

        1997
       ------
    1st Quarter                         2-3/4            15/16
    2nd Quarter                         4-1/2          1-31/32
    3rd Quarter                         4-1/2          1-15/16
    4th Quarter                         4-3/8          2-3/16

        1998
       ------
    1st Quarter                         2-7/16         1-21/32
    2nd Quarter                         2              1
    3rd Quarter                         1-15/16           7/16

-------------------------------------------------

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

Number of shares          Per Share Exercise     Warrant             Grant
 Purchasable                   Price              Term                Date
 -----------                   -----              ----                ----

100,000                      $ 1.125              2 Years           06/25/98
 30,000                      $ 1.125              3 Years           06/25/98
  5,000                      $ 2.375              3 Years           02/12/98


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

Income Statement Data:

                                                                     Fiscal Years Ended June 30
                                                                     --------------------------
                                        1998               1997                1996               1995               1994
                                        ----               ----                ----               ----               ----
Revenues                             $12,921,810        $ 6,449,744        $  3,454,615        $ 6,125,573        $ 3,183,073


Costs and Expenses:
  Costs of Sales                      10,972,291          6,573,760           4,048,303          5,975,973          2,370,971
  Selling, general and
  administrative                       3,940,341          3,618,190           3,692,685          3,876,330          3,592,081
  Research and
  development                            - - -              - - -               - - -              - - -              270,322
  Reduction of carrying
  value of  assets                       - - -              - - -               777,495            - - -              - - -
                                    ------------        ------------         -----------        -----------        -----------
 Total Costs and
  Expenses                            14,912,632         10,191,950           8,518,483          9,852,303          6,233,374
                                    ------------        ------------         -----------        -----------        -----------


Operating (Loss)                      (1,990,822)        (3,742,206)         (5,063,868)        (3,726,730)        (3,050,301)

Net Other Income
 (Expense)                              (397,277)        (1,697,059)            (46,691)           (85,905)           (64,749)
                                     ------------       ------------        ------------       -----------        -----------
(Loss) From Continuing
 Operations                           (2,388,099)        (5,439,265)         (5,110,559)        (3,812,635)        (3,144,510)

(Loss) From
 Discontinued Operations                 - - -              - - -              (104,503)        (1,377,438)          (993,620)
                                     ------------       ------------        ------------       -----------        -----------
Net (Loss)                           $(2,388,099)       $(5,439,265)        $(5,215,062)       $(5,190,073)       $(4,138,130)
                                     ============       ============        ============       ============       ============

(Loss) per Share:                           (.14)              (.38)              (.41)              (.48)              (.47)
                                     ============       ============        ============       ============       ============

Weighted Average Shares Outstanding   16,580,402        14,221,606           12,732,022         10,726,204          8,802,543




Balance Sheet Data:
                                                                                  At June 30
                                                                                  ----------
                                             1998          1997          1996           1995          1994
                                             ----          ----          ----           ----           ----
Working Capital (Deficit)                 $ 3,078,217   $  923,457   $  675,864    $ (48,112)   $   216,635
Net Property and Equipment                    438,612      347,259      376,504      318,491        369,939
Total Assets                                5,416,268    5,432,277    3,083,763    3,978,383      4,953,651
Current Liabilities                           998,186    3,244,963      954,065    2,169,657        909,693
Other Liabilities                           1,060,416    2,340,467       50,297       19,665          8,313
Temporary Stockholder's Equity              1,220,000        - - -        - - -        - - -          - - -
Stockholders' Equity
(Deficiency)                                1,895,499      (153,153)   2,079,401    1,789,061      4,035,645

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

     Mark currently has bids pending on approximately $16,030,000 in modular cell projects. In addition to the New York State orders of $12,000,000, Mark bid on $51,000,000 in correctional cell projects in the fiscal year ended June 30, 1998, was awarded $3,000,000 of the projects and remains under consideration for $13,000,000 of these projects. For the fiscal year ended June 30, 1998 modular steel cells represented $22,000,000 or 43% of all domestic correctional cell projects awarded and Mark received 68% of these modular steel cell awards.

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

         The following table sets forth Mark's segmented results of operations of continuing operations for the fiscal year ended June 30, 1998.


                      Mark Correctional
                            Systems           MarkCare Medical        Total
                        --------------        ----------------        -----

Revenues               $ 12,713,508           $    208,302         $ 12,921,810
Cost of Sales            10,272,206                700,085           10,972,291
Selling, General
  and Administrative      2,287,832              1,652,509            3,940,341
Operating Income (Loss)      73,434             (2,064,256)          (1,990,822)


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

      The  following  table  sets  forth,   for  the  periods   indicated,   the
percentages, which certain items bear to revenues and the percentage increases (decrease) from period to period:


                                                  Percentage of Revenues                     Period to Period
                                                   Year Ended June 30                      Increase (Decrease)
                                                   ------------------                      -------------------

                                                   1998       1997     1996             1998-1997    1997-1996
                                                   ----       ----     ----             ---------    ---------
Revenues                                          100.0       100.0     100.0             100.3         86.7
Cost of Sales                                      84.9        94.4     116.4              80.1         51.5
Selling, general & administration                  30.5        63.5     107.7               3.9         10.03
Reduction of carrying value of assets               - -        - -       22.5               - -       (100.0)
                                                  -----       -----     -----            -------      -------
Operating income (loss)                           (15.4)      (58.0)   (146.6)            (46.8)         26.1
Net other income (expense)                         (3.1)      (26.3)     (1.4)            (76.6)        353.5
                                                  -----       -----     -----            -------      -------
Loss) from continuing operations                  (16.6)      (84.3)   (147.9)            (56.1)          3.2
(Loss) from discontinued operations                 - -        - -       (3.0)              - -        (100.0)
                                                  -----       -----     -----            -------      -------
Net (loss)                                        (16.6)      (84.3)   (151.0)            (56.1)          5.2
                                                  ======      ======   ======             ======        =====




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

     Due to issues regarding certain terms of the Private Placement, each of the investors is an "underwriter" of the Private Placement Shares in connection with any resale and has rescission rights through November 4, 1999. Consequently, Mark has classified $1,220,000 of the proceeds as "Temporary Stockholders Equity" at June 30, 1998. See Note 10C. of the Financial Statements. If all of the investors assert rescission rights the investors would be entitled to (i) return the Private Placement Shares, related Warrants and the rights to the Adjustment Shares, if any, and receive a refund of their purchase price of $1,220,000 plus interest or (ii) if the Private Placement Shares, related Warrants and the rights to the Adjustment Shares, if any, are sold, sue for the difference between the purchase price of $1,220,000 and the sales price of these securities. Mark believes it is unlikely that any of the investors would assert rescission rights since, under terms of the Private Placement, each investor is effectively assured a return on their investment in excess of the amount they would receive in a rescission award. Accordingly, Mark has not and does not intend to reserve any funds to provide for this contingency. If a significant number of the investors decide to assert rescission rights, Mark's working capital position (which at June 30, 1998 was $3,078,217) would be materially adversely effected.


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


Item 9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.

                        Not Applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The following table sets forth the names and ages if the members of Mark's Board of Directors and its executive officers.


Name                                             Age      Position
----                                             ---      --------
Carl C Coppola (1)                               58       Chairman of the Board,
                                                          President, Chief
                                                            Executive Officer

Michael Nafash                                   37       Chief Financial
                                                            Officer, Director

Michael J. Rosenberg                             53       Vice President- Sales
                                                             and Marketing

Richard Branca (2)                               50       Director

Yitz Grossman                                    43       Director

Ronald E. Olszowy                                51       Director

William Westerhoff (1)(2)                        60       Director
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

Carl C. Coppola has been a Director, President and Chief Executive Officer of Mark since 1984. For more than 30 years, Mr. Coppola has been President and Chief Executive Officer of Mark Lighting Fixture Co., Inc., and unaffiliated entity.

Michael Nafash has been the Chief Financial Officer of Mark since January 1998 and has been a Director since December 18, 1995. From February 1994 to January 1998, Mr. Nafash was employed by Evolutions, Inc. (OTC), an environmental oriented apparel company as Chairman of the Board, President and Chief Executive Officer. On January 5, 1998, Evolutions, Inc. filed a Chapter 7 bankruptcy petition (Case no. 98-20010) in the U.S. Bankruptcy Court in Newark, New Jersey. From 1992 to June 1996, Mr. Nafash was employed by Pure Tech International, Inc., a plastics and metal recycling company, including as Chief Financial Officer from October 1993 to March 1995.

Michael J. Rosenberg has been Vice President - Sales and Marketing of Mark since 1990.

Richard Branca has been a Director of Mark since  November 18, 1992.  Since
1970 Mr. Branca has been President and Chief Executive Officer of Bergen Engineering Co., a construction company.

Yitz Grossman has been a Director of Mark since December 4, 1997. Since 1983 Mr. Grossman has been President and Chairman of Target Capital Corporation, a financial consulting company.

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

Directors' Compensation

     Each outside director receives a $1,000 fee and is reimbursed for travel expenses for each meeting attended. The fees will be accrued but remain unpaid until Mark's financial condition sufficiently improves as determined by Mr. Coppola. Mark has established a policy of granting stock options to directors exercisable at the closing sales price of the Common Stock on the date of grant. On December 4, 1997, each of the outside directors received five-year options to purchase 100,000 shares of Common Stock at between $2.875 and $3.375 per share. On June 25, 1998, the foregoing options were cancelled and each outside director received five-year options to purchase 100,000 shares of Common Stock at $1.125 per share, the closing sales price on the date of grant. Future Company's financial condition and results of operations.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) if the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and 10% shareholders to file with the Securities and Exchange Commission reports of ownership and changes in ownership of Mark's equity securities including its Common Stock. Such persons are also required to furnish Mark with such reports.

     To Mark's knowledge during the fiscal year ended June 30, 1998, all Section 16(a) filing requirements were satisfied.

Item 11.  Executive Compensation.

     The following table sets forth the amount of all compensation paid to each of Mark's named executive officers whose compensation exceeded $100,000, including its Chief Executive Officer, for Mark's last three fiscal years.

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


  (1) Mr.  Nafash  became an employee of the Company on January 1, 1998 and receives an annual salary of
$100,000.


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

_________________________
(1) The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Common Stock over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment, nontransferability or differences in vesting periods.

(2) The closing sales price on date of option grants was $ 1.125 per share.

1998 Fiscal Year End Option Values

     The following table sets forth the value of options granted to the named officers in the Summary Compensation Table for the fiscal year ended June 30, 1998.

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


1998 Fiscal Year End Repricing of Options

      The following table sets forth all repricing of stock options held by the named officers in the Summary Compensation Table in the last ten years.

     On June 25, 1998, the Board of Directors of Mark determined to effectively lower the exercise price of options granted on December 4, 1997 to employees of Mark, including Messrs. Coppola and Nafash, by canceling such options and granting new options. The terms of the new options were identical in all respects to the cancelled options except for the exercise price and new expiration date. The purpose and intention of the repricing was to maintain equity incentives for key employees to foster loyalty and economic motivation. The Board of Directors believes that stock options which are significantly out of the money provides no particular compensatory incentive to employees regarding performance or to forego alternate employment opportunities.


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



Employment Agreements

      Pursuant to a three-year employment agreement expiring on June 30, 1000, Mr. Coppola receives an annual base salary of $200,00 and was granted three-year options to purchase 250,000 shares of Common Stock at an exercise price of $1.125, 250,000 shares of Common Stock at an exercise price of $2.00 and 250,000 shares of Common Stock at an exercise price of $2.75. In addition, Mr. Coppola is entitled to reimbursement of expenses not to exceed $15,000 annually and is provided with an automobile and maintenance and use reimbursement by the Company. Mr. Coppola's employment is terminable by the Company upon 90 days written notice and provides for a two-year non-compete period to take effect upon the termination of Mr. Coppola's employment.


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

Item 12. Security Ownership of Certain Beneficial Owners and  Management.

     The following table sets forth certain information with respect to each beneficial owner of 5% or more of the Common Stock, each Director of Mark, each Executive Officer of Mark who is named in the Summary Compensation Table and all Executive Officers and Directors as a group as of October 30, 1998. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, unless otherwise noted.



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

                                     PART IV

  Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.

  (a)(1)  Consolidated Financial Statements

             - Reports of Independent Accountants                 F-1, F-2
             - Consolidated Balance Sheets for
                 June 30, 1998 and 1997                           F-3
             - Consolidated Statements of Operations
                 for fiscal years ended June 30, 1998,
                 1997 and 1996                                    F-5
             - Consolidated Statements of Stockholders
                 Equity for fiscal years ended June 30,
                 1998, 1997 and 1996                              F-6
             - Consolidated
                 Statement of Cash Flows
                 for fiscal years ended June 30,
                 1998, 1997 and 1996                              F-7
              - Notes to Consolidated Financial Statements        F-8
              - Chantrey Tilly Report                             F-25
              - Baker Tilly Report                                F-27

     (3) Exhibits.


  Exhibit
  Number    Description
  ------    -----------

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

     3.      a)-- Amended and Restated Certificate of Incorporation*

             b)-- By-laws*

     4.      a)-- Specimen Stock Certificate*

    10.     Material Contracts

             a)-- Employment Agreement between Mark
                  and Carl Coppola (Incorporated by
                  reference to Exhibit 10a) to Mark's
                  Form 10-K for the fiscal year ended
                  June 30, 1997)

             b)-- Incentive Stock Option Plan

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

    21.   Subsidiaries of Mark*

    24.   Power of Attorney (included on page 31)*

    27.   Financial Data Schedule

* Previously filed with this Form 10-K for the year ended June 30, 1998.

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

    November 12, 1998                        By:  /s/ Carl Coppola
                                             ---------------------------------
                                                (Carl Coppola, Chief Executive
                                                    Officer and President)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                        Title                           Date

/s/ Carl Coppola            Chief Executive Officer           November 12, 1998
--------------------        President and Director
(Carl Coppola)              (Principal Executive
                             Officer)

/s/Michael Nafash           Chief Financial Officer,          November 12, 1998
--------------------        Vice President and
(Michael Nafash)            Director

/s/ Richard Branca*         Director                          November 12, 1998
---------------------
(Richard Branca)

/s/ Ronald Olszowy*         Director                          November 12, 1998
---------------------
(Ronald E. Olszowy)

/s/William Westerhoff*      Director                          November 12, 1998
---------------------
(William Westerhoff)

/s/Yitz Grossman*           Director                          November 12, 1998
---------------------
(Yitz Grossman)

* By Carl Coppola as attorney-in-fact

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

                                                    HOLTZ RUBENSTEIN & CO., LLP


Melville,  New York
August 25,1998
Except for Note 10C.,
as to which the date
is November 8, 1998.


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
Except for Note 1 as
to which the date is
September 23, 1997



                     Mark Solutions, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                     Assets

                                                June 30, 1998                    June 30, 1997
                                               -----------------                -----------------
Current Assets:
 Cash and cash equivalents                     $        564,577                 $        422,457
 Restricted cash                                      1,234,005                            - - -
 Subscriptions receivable                             1,231,000                            - - -
 Accounts receivable, less allowance
  of $5,500 in 1998 and 1997                            623,912                        3,178,928
 Due from officer                                       102,058                            - - -
 Inventories (Note 4)                                   112,474                          336,287
 Other current assets (Note 5)                          208,377                          230,748
                                               -----------------                -----------------
Total Current Assets                                                $ 4,076,403                       $ 4,168,420

Property and Equipment:
 Machinery and equipment                              1,545,728                        1,488,255
 Demonstration equipment                                436,348                          395,419
 Office furniture and equipment                         397,607                          401,731
 Leasehold improvements                                 188,973                           41,568
 Vehicles                                                62,283                           62,283
 Property held under capital lease                       47,129                           47,129
                                               -----------------                -----------------
 Total                                                2,678,068                        2,436,385
Less: Accumulated depreciation and
      amortization                                    2,239,456                        2,089,126
                                               -----------------                -----------------
Net Property and Equipment                                              438,612                           347,259

Other Assets:
 Costs in excess of net assets of
 businesses acquired, less accumulated
 amortization of $437,373 in 1998 and
 $227,433 in 1997 (Note 6)                              612,318                          822,258
Other Assets:                                            46,768                           94,340
                                               -----------------                -----------------
Total Other assets                                                      659,086                           916,598
                                                                    ------------                      -----------

Total Assets                                                        $ 5,174,101                       $ 5,432,277
                                                                    ============                      ===========


             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements


                     Mark Solutions, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                Liabilities and Stockholder's Equity (Deficiency)

                                                June 30, 1998                    June 30, 1997
                                               -----------------                -----------------

Current Liabilities:
Accounts payable                               $        715,642                 $      1,638,288
Short-term borrowings                                    - - -                           435,225
Current maturities of long-term debt                    108,171                          448,729
Current portion of obligations
  under capital leases                                   19,418                            8,276
Due to related parties                                   14,693                          296,472
Notes payable to officer                                 - - -                           160,000
Accrued liabilities (Note 8)                            140,262                          257,973
                                               -----------------                -----------------
Total Current Liabilities                                           $  998,186                        $ 3,244,963

Other Liabilities:
Long-term debt excluding current maturities           1,029,385                        2,312,556
Long-term portion of obligations under
  capital leases                                         31,031                           27,911
                                               -----------------                -----------------
Total Other Liabilities                                              1,060,416                          2,340,467

Commitments and Contingencies                                            - - -                              - - -

Temporary Stockholder's Equity (Note 10C.)                           1,220,000                              - - -

Stockholder's Equity (Deficiency):
Common Stock, $.01 par value,
50,000,000 shares authorized;
19,296,674and 14,779,085 shares
issued and outstanding at June 30,
1998 and 1997 respectively                              192,967                          147,790
Additional paid-in capital                           31,846,556                       27,454,982
Deficit                                             (30,144,024)                     (27,755,925)
                                               -----------------               ------------------
Total Stockholder's Equity (Deficiency)                              1,895,499                           (153,153)
                                                                    ------------                      ------------

Total Liabilities and Stockholders' Equity
                                          (Deficiency)               $5,174,101                        $5,432,277
                                                                    ============                      =============




              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements


                     Mark Solutions, Inc. and Subsidiaries
                     Consolidated Statements of Operations



                                                                  Years Ended June 30
                                                                  -------------------

                                                       1998               1997                1996
                                                       ----               ----                ----
Revenues                                          $ 12,921,810       $  6,449,744        $ 3,454,615

Costs and Expenses:
Cost of sales                                       10,972,291          6,091,773          4,022,102
Selling, general and administrative
 expenses                                            3,940,341          4,100,177          3,718,886
Reduction in carrying value of assets                   - - -              - - -             777,495
                                                    ----------         ----------           ---------

Total Costs and Expenses                            14,912,632         10,191,950          8,518,483
                                                    ----------         ----------          ---------

Operating (Loss)                                    (1,990,822)        (3,742,206)        (5,063,868)

Other Income (Expenses):
Interest income                                         12,503             21,291             23,800
Interest expense                                      (249,623)          (290,651)           (10,490)
Imputed interest expense on
 convertible debentures                               (160,157)        (1,422,813)             - - -
Loss of disposal of property and
 equipment                                               - - -             (4,886)           (60,001)
                                                    ----------         ----------         ----------

Net Other (Expenses)                                  (397,277)        (1,697,059)           (46,691)
                                                    ----------         ----------         ----------

(Loss) From Continuing Operations                   (2,388,099)        (5,439,265)        (5,110,559)

Discontinued Operations:
Loss of Bar-Lor Subsidiaries                             - - -             - - -             (35,078)
Loss of disposal of Bar-Lor
  Subsidiaries                                           - - -             - - -             (69,425
                                                    ----------         ----------          ---------
Total Discontinued Operations                            - - -             - - -            (104,503)

Net (Loss)                                         $(2,388,099)       $(5,439,265)       $(5,215,062)
                                                   ===========        ============       ============

Basic (Loss) per share                             $     (0.14)       $     (0.38)       $     (0.41)
                                                   ===========        ============       ============
Weighted Average Number of Shares
 Outstanding                                        16,580,402         14,221,606         12,732,022
                                                   ===========        ============        ===========

Dividends Paid                                     $       -0-        $        -0-        $      -0-
                                                   ===========        ============        ===========



              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements




                     Mark Solutions, Inc. and Subsidiaries
          Consolidated Statements of Stockholders' Equity (Deficiency)

                                                                                                        Total
                                                                       Additional     Retained         Stockholders'
                                               Common Stock              Paid-In       Earnings         Equity
                                             Shares         Amount       Capital       (Deficit)        [Deficiency]
                                             ------         ------       -------       ---------        ------------

Balances June 30, 1995                     11,734,801       117,347       $18,773,312      (17,101,598)      1,789,061


Acquisition of Simis Medical
 Imaging, Limited on May 28, 1996             204,850         2,048         1,247,952            - - -       1,250,000
Issuance of stock through
 private placements                         1,636,664        16,367         4,247,210            - - -       4,263,577
Commission and related fees                    - - -         - - -             (8,175)           - - -          (8,175)
Net loss for the year ended
 June 30, 1996                                 - - -         - - -            - - -         (5,215,062)      (5,215,062)
                                           ----------       -------        ----------      -----------          ---------
Balance June 30, 1996                      13,576,315       135,762        24,260,299      (22,316,660)         2,079,401

Issuance of stock through
 private placements                           210,576         2,106           103,795            - - -            105,901
Conversion of convertible
 debentures                                   992,194         9,922         1,399,548            - - -          1,409,470
Imputed interest expense on
 convertible debentures                        - - -          - - -         1,422,813            - - -          1,422,813
Deferred imputed interest on
 convertible debt, net of
 amortization of $32,031                        - - -         - - -           160,157            - - -            160,157
Warrants issued for services                    - - -         - - -           130,861            - - -            130,861
Commissions and related fees                    - - -         - - -           (22,491)           - - -            (22,491)
Net loss for the year ended
 June 30, 1997                                  - - -         - - -           - - -         (5,439,265)        (5,439,265)
                                           ----------       -------        ----------      -----------          ----------
Balances June 30, 1997                     14,779,085       147,790        27,454,982      (27,755,925)          (153,153)

Conversion of convertible
 debentures                                 2,602,500        26,025         2,173,975            - - -          2,200,000
Deferred imputed interest on
 convertible debentures                         - - -         - - -           321,000            - - -            321,000
Stock issued in lieu of interest               44,619           447           192,258            - - -            192,705
Stock issued for services                      64,462           645           113,957            - - -            114,602
Warrants issued for services                    - - -         - - -            92,000            - - -             92,000
Conversion of warrants                        580,000         5,800         1,510,450            - - -          1,516,250
Commissions and related fees                    - - -         - - -          (188,006)           - - -           (188,006)
Issuance of stock through private
 placement                                  1,220,000        12,200            - - -             - - -             12,200
Issuance of warrants through
 private placement                              - - -         - - -           176,000            - - -            176,000
Miscellaneous adjustment                        6,008            60               (60)           - - -              - - -
Net loss for the year ended
 June 30, 1998                                  - - -         - - -           - - -         (2,388,099)        (2,388,099)
                                           ----------       -------        ----------      -----------          ---------

Balances June 30, 1998                     19,296,674      $192,967       $31,846,556     $(30,144,024)        $1,895,499
                                           ==========      ========       ===========     ============         ==========



             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements





                      Mark Solutions Inc. and Subsidaries
                     Consolidated Statements and Cash Flow

                                                                                      Years Ended June 30
                                                                                      -------------------

                                                                            1998               1997                1996
                                                                            ----               ----                ----
Cash Flow From Operating Activities:
Net (loss)                                                             $ (2,388,099)      $ (5,439,265)      $ (5,215,062)
Adjustments to reconcile net (loss) to net cash (used for)
 provided by operating activities:
  Depreciation and amortization                                             360,270            377,280            637,169
  Amortization of debt issue costs                                            - - -            147,909              - - -
  Deferred imputed interest on convertible debentures                         - - -            160,157              - - -
  Securities issued for services                                            206,602            130,861              - - -
  Stock issued for interest expense                                         192,705          1,472,284              - - -
  Loss from discontinued operations                                           - - -              - - -            104,503
  Reduction in carrying value of assets                                       - - -              - - -            777,495
  Loss on disposition of property and equipment                               - - -              4,886             60,001
  (Increase) decrease in assets:
   Restricted cash                                                       (1,234,005)           181,781            177,469
   Accounts receivable                                                    2,555,016         (2,274,332)           666,445
   Costs and estimated earnings in excess of billings on
    contract in progress                                                      - - -              - - -             66,485
   Inventories                                                              223,813           (189,982)             3,334
   Other current assets                                                      22,371            (97,423)           (16,032)
   Due from officer                                                        (102,058)             - - -              - - -
   Other assets                                                              47,572            (34,415)            (7,153)
Increase (decrease) in liabilities:
   Accounts payable                                                        (922,646)         1,139,038         (1,336,488)
   Due to related parties                                                  (281,779)           251,277           (161,763)
   Accrued liabilities                                                     (117,711)           (65,265)            56,558
                                                                       ------------       ------------       ------------
   Net adjustments to reconcile net (loss)
    to net cash (used for) provided by operating activities                 950,150          1,204,056          1,028,023
                                                                       ------------       ------------       ------------
       Net Cash (Used for) Operating Activities                          (1,437,949)        (4,235,209)        (4,187,039)
                                                                       ------------       ------------       ------------
Cash Flows From Investing Activities:
Additions to property and equipment                                        (216,338)          (139,280)           (51,451)
Proceeds from disposition of segment                                          - - -              - - -            100,000
Proceeds from sale of assets                                                  - - -              2,500             12,500
                                                                       ------------       ------------       ------------
       Net Cash Provided by (Used for) Investing Activities                (216,338)          (136,780)            61,049
                                                                       ------------       ------------       ------------
Cash Flows From Financing Activities:
Proceeds from long-term debt                                              1,033,000          4,500,000              - - -
Repayment of long-term debt                                                (456,729)          (398,704)             - - -
Proceeds from short-term borrowings                                       1,080,000          1,185,912             38,668
Repayment of short-term borrowings                                       (1,515,225)          (820,000)             - - -
Repayment of notes payable for  equipment and vehicles                      (11,083)           (17,387)           (29,283)
Advances from officer                                                         - - -            160,000              - - -
Repayment of advances from officer                                         (160,000)             - - -              - - -
Payment of offering costs and commissions                                   (45,456)           (22,491)            (8,175)
Proceeds from issuance of securities                                      1,871,900            105,894          4,263,577
Payment of debt issue costs                                                   - - -           (162,700)             - - -
Cash acquired in business combination                                         - - -              - - -              8,421
                                                                       ------------       ------------       ------------
      Net Cash Provided by Financing Activities                           1,796,407          4,530,524          4,273,208
                                                                       ------------       ------------       ------------

Net Increase in Cash and Cash Equivalents                                   142,120            158,535            147,218

Cash and Cash Equivalent at Beginning of Year                               422,457            263,922            116,704
                                                                       ------------       ------------       ------------
Cash and Cash  Equivalents at End of Year                              $    564,577        $ $ 422,457        $   263,922
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

       C. Revenue Recognition - Revenues are recorded at the time services are performed or when products are shipped except for manufacturing contracts which are recorded on the percentage-of-completion method which measures the percentage of costs incurred over the estimated total costs for each contract.This method is used because management considers incurred costs to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The Company provides an allowance for bad debts and returns based upon its historical experience. The allowance for bad debts is charged as a general and administrative expense.

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

                     Machinery and equipment                       7 years
                     Demonstration equipment                   5 - 7 years
                     Office furniture and equipment            5 - 7 years
                     Leasehold improvements                    5 - 7 years
                     Vehicles                                      5 years
                     Property held under capital lease             5 years

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

       The following related party transactions are included in the accompanying financial statements:

                                                      Year Ended June 30
                                         --------------------------------------
                                            1998           1997          1996
                                         ----------    ----------     ---------
       Purchases                         $ 421,497      $ 231,051     $ 105,512

       Expense reimbursement                58,104        135,319        93,125

       Consulting services                   1,120         33,540         - - -

       Bonding fees                         (5,029)        95,785         - - -




            As a result of current and prior years' transactions, the Company has net balances due to (from) the following related parties, which will be settled in the ordinary course of business:


                                                          June 30
                                      -----------------------------------------
                                                1998                  1997
                                      -------------------    ------------------

       Mark Lighting Fixture Co., Inc.    $        3,360        $   134,327
       Metalite, Inc.                              8,869              8,869
       Laborstat, Inc.                              (800)              (988)
       Carl Coppola                             (102,058)            95,785
       Other shareholders                          3,265             58,479
                                      -------------------    ------------------
         Due to (from) Related Parties     $     (87,364)            296,472
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

            The loan to Carl Coppola of $102,058 was repaid subsequent to year end.


Note 10 - Long-Term Debt:

       A.   Long-term debt consists of the following:
                                                         June 30
                                          -------------------------------------
                                                   1998                1997
                                              -------------     ---------------
         Note payable, due December 1999;
          collateralized by  small equipment $     12,556        $      19,989
         7% convertible debentures due
              August 20, 1998                        - - -             441,296
         7% convertible debentures due
              January 20, 1999                       - - -             750,000
         7% convertible debentures due
              June 2, 1999                           - - -           1,250,000
         7% convertible debentures due
              June 29, 1999                         100,000            300,000
          7% convertible debentures due
              December 31, 1999                   1,025,000              - - -
                                               -------------      --------------
              Total Long-Term Debt                1,137,556           2,761,285
         Less:  Current Portion                     108,171              448,729
                                                ------------      --------------
              Long-Term Debt, Excluding
                 Current Portion                 $ 1,029,385        $ 2,312,556
                                                 ===========        ============

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

            On January 21, 1997, the Company sold $750,000 principal amount 7% convertible debentures due January 20,1999 (the "1997 Debentures"). The 1997 debentures are convertible, on or after July 15, 1997, into shares of common stock at a conversion price which is the lesser of (i) $2.125 or (ii) 80% of the average closing bid price on the five trading days immediately preceding the date(s) of conversion. Interest on the 1997 Debentures is payable in cash or common stock at the Company's option. On May 1, 1998 the Debenture was converted into 750,000 shares of Common Stock.


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



           The holders of the Private Placement Common Stock are entitled to additional shares of Common Stock to the extent the net proceeds from the sale of the Private Placement Common Stock is less than $1.30 per share (the "Adjustment Shares"). The Convertible Debentures are convertible into shares of Common Stock at the lesser of (i) $1.50 per share or (ii) 75% of the average closing bid price of the Common Stock for the five trading days immediately preceding the conversion. The Warrants are exercisable for a four-year period at $1.50 per share. The Debt Unit Option entitles the investors to purchase up to an additional $2,550,000 in 18 month principal amount convertible debentures with terms identical to the Convertible Debentures with four-year warrants to purchase an aggregate of 1,250,000 shares of Common Stock at $1.50 per share.

           Issuance of Common Stock in excess of 3,615,334 shares pursuant to the Private Placement including the (i) Adjustment Shares, (ii) conversion of the Convertible Debentures, (iii) exercise of Warrants and (iv) exercise of the Debt Unit Option is subject to the approval of the Company's shareholders. In the absence of shareholder approval of issuance's in excess of 3,615,334 shares the holders of the Private Placement Common Stock and Convertible debentures will have the right to demand cash payment equal to the value of the Share Adjustment and the redemption of the Convertible Debentures at 125% of the principal amount plus accrued interest.

        C. Temporary Stockholders Equity:

            Due to issues regarding certain terms of the Private Placement, each of the investors is an "underwriter" of the Private Placement Shares in connection with any resale and has rescission rights through November 4, 1999. If all of the investors assert rescission rights, the investors would be entitled to (i) return the Private Placement Shares, related Warrants and the rights to the Adjustment Shares, if any, and receive a refund of their purchase price of $1,220,000 plus interest or (ii) if the Private Placement Shares, related Warrants and the rights to the Adjustment Shares, if any, are sold, sue for the difference between the purchase price of $1,220,000 and the sales price of these securities. Accordingly, $1,220,000 of the proceeds from the Private Placement has been classified in the Consolidated Balance Sheet at June 30, 1998 as "Temporary Stockholders Equity" and such classification will continue until the expiration of the rescission rights.


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


Note 11 - Fair Value of Financial Instruments

           The estimated fair value of the Company's convertible debt as of June 30, 1998 is as follows:


                                            Carrying                Fair
                                              Amount                Value
                                        ----------------       ----------------

             Convertible debt              $ 1,125,000           $ 1,125,000

        The estimated fair value of the Company's convertible debt as of June 30, 1997 is as follows:

                                            Carrying                Fair
                                             Amount                Value
                                       ----------------        ----------------

           Convertible debt              $   2,741,296         $   2,928,796



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



        The following information relates to shares under option and shares available for grant under the Plan:


                                                       1998                     June 30, 1997                     1996
                                                             Weighted                     Weighted                       Weighted
                                                             Average                      Average                        Average
                                                             Exercise                     Exercise                       Exercise
                                               Shares          Price         Shares         Price          Shares         Price
                                               ------          -----         ------         -----          ------         -----
          Outstanding at
            beginning of year                  381,000         $2.04        367,000      $3.70            523,000       $3.71
          Granted                              524,000          2.67        282,500       1.60               --            --
          Cancelled                           (505,500)         2.95       (268,500)      3.81            (76,000)       3.79
          Exercised                            -------         ----         -------       2.04            (80,000)       3.67
          Outstanding at
            end of year                        399,500         $1.45        381,000      $2.04            367,000       $3.70
                                               =======         =====        =======      =====            =======       =====
          Available for
            issuance under Plan                520,000                      539,000                        533,000
          Weighted average
            contractual life
            (years)                              1.95                         2.04                           3.70
          Shares subject to
            exercisable option                 399,000                      381,000                        367,000




Note 12- Stockholders' Equity (Continued):
         B.    Stock Warrants

         Outstanding warrants are as follows:


                                                       1998                     June 30, 1997                     1996
                                                 Weighted Average             Weighted Average              Weighted Average
                                                     Exercise                     Exercise                      Exercise

                                               Shares          Price          Shares         Price         Shares          Price
           Warrants outstanding
             at beginning
             of year                          3,241,758        $3.67        3,933,880    $4.10             4,848,859    $4.45
          Granted                             2,565,000         1.58        1,395,000     2.91               615,000     5.08
          Exercised                            (580,000)       (2.61)         (43,572)    2.43            (1,456,979)    2.54
          Expired                              (980,091)       (4.20)      (2,043,550)    4.02               (73,000)    7.16
                                              ----------       ------      -----------   -----            -----------   -----
          Warrants outstanding
           at end of year                     4,246,667        $2.43        3,241,758    $3.64            3,933,880     $4.10
                                              =========        =====        =========    ======           =========     =====
          Weighted average
            contractual life
            (years)                             2.56                          1.51                           .79






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

                                                      June 30
                                          --------------------------------------
                                            1998           1997         1996
                                            ----           ----         ----
           Pro forma net (loss)           $(3,017,300) $(5,701,590) $(5,224,781)
           Pro forma loss per common share   (.41)         (.40)        (.41)



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

            Future minimum rental payments under these operating leases are as follows:

            Year Ended June 30
                      1999                          276,254
                      2000                          193,820
                      2001                          186,149
                      2002                          174,236
                      2003 and thereafter           413,811
                                                  ---------
   Total future minimum rental payments           1,070,034
                                                  =========

          Rent expense for the years ending June 30, 1998, 1997, and 1996, was $330,991, $254,522, and $205,586, respectively.

       B.   Capital Leases:

            The Company leases certain equipment under capital leases with expiration dates ranging from April 2000 through April 2002.

            Future minimum lease payments are as follows:

           Year Ended June 30
                1999                                                   $29,723
                2000                                                    26,587
                2001                                                     8,936
                2002                                                     1,611
                                                                 -------------
           Total future minimum lease payments                          66,857
           Less: Amount representing interest                           16,408
                                                                 -------------
           Present value of net future minimum lease payments           50,449
           Less:  Current portion of obligations under capital leases   19,418
                                                                  ------------
           Long-term portion of obligations under capital leases       $31,031
                                                                  ============


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










Note 18 - Segment Information:

       The Company's two industry segments are the design and manufacture of modular steel prison cells for the corrections industry and the distribution of treatment booths and IntraScan Systems to the medical industry. The following is a summary of selected consolidated financial information for the Company's industry segments:

                                                         June 30
                                                         -------
                                         1998          1997               1996
                                         ----          ----               ----
       Revenues:
            Modular steel products    $12,713,508    $ 6,114,195    $ 3,256,574
            Medical products              208,302        335,549        198,041
                                      -----------    -----------    -----------
                Total                 $12,921,810    $ 6,449,744    $ 3,454,615
                                      ===========    ============   ===========
       Operating Profit (Loss):
            Modular steel products         73,434     (2,706,272)    (4,508,406)
            Medical products           (2,067,256)    (1,035,934)      (555,462)
                                      -----------     -----------     ----------
                Total                 $(1,990,822)   $(3,742,206)   $(5,063,868)
                                      ============   ============    ===========
       Identifiable Assets:
            Modular steel products    $ 4,258,021    $  5,002,432   $ 1,317,620
            Medical products              916,080         429,845     1,766,143
                                      -----------     -----------     ----------
                Total                 $ 5,174,101    $  5,432,277     3,083,763
                                      ===========    ============    ===========



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









