Form 10-Q
period 1998-09-30
MARK SOLUTIONS INC
filed 1998-11-16
CIK 807397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                     _______

                                    FORM 10-Q

(Mark One)

    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         September 30, 1998
                                 --------------------------

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  -----     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -----------------      -----------------

Commission File Number:               0-17118
                             ------------------------------

                              Mark Solutions, Inc.
                   -------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                  11-2864481
      -------------                              ---------------
  (State or Other Jurisdiction                 (I.R.S. Employer
              of Incorporation)                  Identification No.)

Parkway Technical Center
1515 Broad Street
Bloomfield, New Jersey                                  07003
-------------------------------------------------------------------
(Address of Principal Executive Offices)            (Zip Code)

Registrant's Telephone Number, Including Area Code:      (973) 893-0500
                                                     --------------------------

       -----------------------------------------------------------------
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

Common Stock, $ .01 par value: 19,296,674 shares outstanding as of November 13, 1998.

                              MARK SOLUTIONS, INC.
                                    Form 10-Q
                                       for
                         Quarter Ended September 30,1998

                                      Index


Part I.  Financial Information                                   Page No.

Item 1. Financial Statements

        Consolidated Balance Sheets as of
           September 30, 1998 and June 30, 1998 ............          3-4

        Consolidated Statements of Operations
           for the Three Months Ended September 30, 1998
           and September 30, 1997 .........................             5

        Consolidated Statements of Cash Flows
            for the Three Months Ended September 30,
            1998 and September 30, 1997.....................            6

        Notes to Consolidated Financial Statements .........          7-8


Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations...            9


Part II.  Other Information

Item 2. Changes in Securities and Use of Proceeds ..........           11

Item 6. Exhibits and Reports on Form 8-K ...................           11


          Signatures                                                   12

                     Mark Solutions, Inc. and Subsidiaries

                           Consolidated Balance Sheet


                                     ASSETS

                                                          September 30, 1998               June 30, 1998
                                                          ------------------               -------------
Current Assets:
Cash and cash equivalents                                   $ 1,620,680                        $ 564,577
 Restricted cash                                                      -                        1,234,005
 Subscriptions receivable                                             -                        1,231,000
 Accounts receivable, less allowance of
  $5,500 at September 30, and June 30,1998                    1,207,310                          623,912
 Due from officer                                                     -                          102,058
 Inventories                                                    856,314                          112,474
 Other current assets                                           430,264                          208,377
                                                            -----------                      -----------

  Total Current Assets                                                        4,114,568                        4,076,403

Property and equipment, net                                                     587,673                          438,612


Other Assets:
 Cost in excess of net assets
    of business acquired less accumulated
    amortization of $489,858 and $437,373 at
    September 30 and June 30, 1998,
    respectively                                                 559,833                         612,318
Other assets                                                      47,119                          46,768
                                                             -----------                     -----------
  Total Other Assets                                                            606,952                          659,086
                                                                            -----------                      -----------




Total Assets                                                                $ 5,309,193                      $ 5,174,101
                                                                            ===========                      ===========

                     Mark Solutions, Inc. and Subsidiaries

                           Consolidated Balance Sheet


                      Liabilities and Stockholders' Equity

                                                          September 30, 1998               June 30, 1998
                                                          ------------------               -------------
Current Liabilities:
Accounts payable                                              1,078,848                         $ 715,642
Current maturities of long-term debt                            108,367                           108,171
Current portion of obligations
  under capital leases                                           27,810                            19,418
Due to related  parties                                          79,909                            14,693
Deferred revenues                                               206,082                                 -
Accrued liabilities                                             113,893                           140,262
                                                             ----------                        ----------

   Total Current Liabilities                                                  1,614,909                             998,186

Other Liabilities:
Long-term debt excluding current maturities                   1,084,218                         1,029,385
Long-term portion of obligations under
  capital leases                                                 41,010                            31,031
                                                             ----------                        ----------

   Total Other Liabilities                                                    1,125,228                           1,060,416


Commitments and Contingencies                                                         -                                   -

Temporary Equity                                                              1,220,000                           1,220,000

Stockholders' Equity:
Common stock, $.01 par value,
 50,000,000 shares authorized,
 19,296,674  shares issued and
 outstanding at September 30 and
 June 30, 1998, respectively                                    192,967                           192,967
Additional paid-in capital                                   31,812,146                        31,846,556
Deficit                                                     (30,645,839)                      (30,144,024)
Treasury Stock                                                  (10,218)                                -
                                                              ----------                       ----------
   Total Stockholders' Equity                                                 1,349,056                           1,895,499
                                                                             ----------                          ----------


Total Liabilities and Stockholders' Equity                                   $5,309,193                          $5,174,101
                                                                             ==========                          ==========

                    Mark Solutions, Inc. and Subsidiaries

                      Consolidated Statement of Operations

                                                      Three Months          Three Months
                                                         Ended                  Ended
                                                   September 30, 1998     September 30, 1997

                                                   ------------------     ------------------
Revenues:
     Sales                                         $     688,861          $    832,241
                                                   --------------         --------------
Costs and Expenses:
     Cost of sales                                       414,851              1,227,587
     Selling, general, and
          administrative expenses                        737,790                952,480
                                                   --------------         --------------
   Total Costs and Expenses                            1,152,641              2,180,067
                                                   --------------         --------------
Operating (Loss)                                        (463,780)            (1,347,826)
                                                   --------------         --------------
Other Income (Expenses):
     Interest income                                      28,224                  -
     Interest expense                                    (11,426)              (196,577)
     Imputed Interest expense on
        convertible debentures                           (54,833)               (96,093)
     Bad debt expense                                         -                 (28,756)
                                                   --------------         --------------
                                                         (38,035)              (321,426)
                                                   --------------         --------------
Net (Loss)                                         $    (501,815)         $  (1,669,252)
                                                   ==============         ==============


Basic (Loss) per Share                             $       (0.03)         $       (0.11)
                                                   ==============         ==============

Weighted Average Number of
     Shares Outstanding                                19,281,674           15,016,078
                                                   ==============         ==============




                     Mark Solutions, Inc. and Subsidiaries

                      Consolidated Statement of Cash Flows



                                                                      Three Months               Three Months
                                                                          Ended                      Ended
                                                                   September 30, 1998         September 30, 1997
                                                                   ------------------         --------------------

Cash Flows From Operating Activities:
Net (loss)                                                          $ (501,815)                      $(1,669,203)
Adjustments to reconcile net income (loss) to net cash
 provided by (used for) operating activities:
   Depreciation and amortization                                        74,827                            84,075
   Deferred Imputed interest on convertible debentures                  54,833                                 -
   (Increase) decrease in assets:
     Restricted cash                                                 1,234,005                          (137,500)
     Accounts Receivable                                              (583,398)                        1,373,140
     Inventory                                                        (743,840)                         (365,071)
     Other current assets                                             (119,829)                           57,007
     Other assets                                                         (351)                          (15,167)
   Increase (decrease) in liabilities:
     Accounts payable                                                  363,206                           300,294
     Due to related parties                                             65,216                           (33,677)
     Increase in deferred revenue                                      206,082                                -
     Accrued liabilities                                               (26,369)                          (34,896)
   Net adjustments to reconcile net (loss) to net cash
                                                                 ---------------                     -------------
     provided by operating activities                                  524,382                         1,228,205
       Net Cash Provided by
                                                                 ---------------                     -------------
       (Used for) Operating Activities                                  22,567                          (440,998)
                                                                 ---------------                     -------------

Cash Flows From Investing Activities:
   Acquisition of property and equipment                              (171,403)                          (12,097)
        Net Cash (Used for)
                                                                 ---------------                     -------------
         Investing Activities                                         (171,403)                          (12,097)
                                                                 ---------------                     -------------

Cash Flows From Financing Activities:
   Collection of subscriptions receivable                            1,231,000                                  -
   Repayment of convertible debt                                             -                          (441,296)
   Increase in short term borrowings                                         -                          (394,840)
   Proceeds of equipment loans less repayments                          18,567                             7,580
   Repayment of notes payable officer                                        -                           (19,887)
   Proceeds from issuance of common stock                                    -                         1,648,908
   Debt issue costs                                                          -                            (1,917)
   Payment of stock related costs                                      (34,410)                                -
   Purchase of treasury stock                                          (10,218)                                -
                                                                 ---------------                     -------------
Net Cash Provided by Financing Activities                            1,204,939                           798,548
                                                                 ---------------                     -------------
Net Increase in Cash                                                 1,056,103                           345,453

Cash and Cash Equivalents at Beginning of Period                       564,577                           422,457
                                                                 ---------------                     -------------

Cash and Cash Equivalents at End of Period                         $ 1,620,680                         $ 767,910
                                                                 ===============                     =============

Note 1 INTERIM FINANCIAL INFORMATION


The consolidated balance sheet of the Company as of September 30, 1998, the consolidated statements of operations for the three months ended September 30, 1998 and 1997 and the consolidated statements of cash flows for the three months ended September 30, 1998 and 1997 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring accurals) necessary to present fairly the financial position, results of operations and cash flows have been included.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The June 30, 1998 balance sheet data is derived from the audited consolidated financial statements. The attached financial statements should be read in connection with the consolidated financial statements and notes hereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

Certain reclassifications have been made to the current and prior year amounts to conform to the current period presentation.


Note 2  INVENTORIES

               Inventories consist of the following:

                                         September 30, 1998       June 30, 1998
                                         ------------------       -------------
               Raw Materials                 $     -                   $ 84,974
               Work-in-progress              $ 828,814                 $      -
               Finished Goods                $  27,500                 $ 27,500
                                             ---------                 --------
                           Total             $ 856,314                 $112,474
                                             =========                 ========

Note 3         COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL


Basic earnings (loss) per common share is computed by dividing the net earnings by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share gives effect to stock options and warrants which are considered to be dilutive common stock equivalents. Basic and dilutive loss per share were equivalent for all periods presented. Earnings per share have been retroactively restated to reflect FASB No. 128 for all prior periods presented.


Note 4         TEMPORARY EQUITY

Due to issues regarding certain terms of the June 1998 Private Placement, each of the investors is an "underwrtirer" of the 1,220,000 Private Placement Shares in connection with any resale and has rescission rights through November 4, 1999. If any of the investors assert rescission rights and ultimately prevail, the investors would be entitled to (i) return the Private Placement Shares, related Warrants and the rights to the Adjustment Shares, if any, and receive a refund of their purchase price of $1,220,00 plus interest or (ii) if the Private Placement Shares, related Warrants and the rights to the Adjustment Shares, if any, are sold, sue for the difference between the purchase price of $1,220,00 and the sales price of these securities. Accordingly, $1,220,000 of the proceeds from the Private Placement has been classified in the COnsolidated Balance Sheet at September 30, 1998 as "Temporary Stockholders Equity" and such classification will continue to the expiration of the potential rights.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



General

     Mark Solutions Inc.'s ("Mark") results of operations, liquidity, and working capital position have been historically impacted by sporadic sales of its principal products, modular steel cells. This sales pattern is primarily the result of the construction industry's unfamiliarity with Mark's products and the emergence of competition.

     Mark's  modular  steel  cells   represent  an  alternative  to  traditional
construction methods, and penetration into the construction market has met resistance typically associated with an unfamiliar product. Accordingly, Mark has been and will continue to be, subject to significant sales fluctuations until its modular cell technology receives greater acceptance in the construction market, which management believes will occur as new projects are awarded and completed. In an attempt to achieve greater acceptance in the architectural, engineering and construction communities, Mark's internal sales and engineering personnel and its network of independent sales representatives conduct sales presentations and participate in trade shows and other promotional activities.

     Mark has expanded its marketing efforts to more aggressively pursue domestic and international joint venture and design/build development opportunities to obtain projects and improve its results of operations in efforts to achieve profitability. In addition, Mark is promoting the incorporation of its modular cell products to state prison industries programs to capitalize on its New York State agreement. Mark will continue to review its overhead and personnel expenses based on operating results and prospects.

     Mark is continually bidding on and soliciting joint venture opportunities regarding construction projects. The anticipated revenues from any major project would substantially improve Mark's operating results and cash flow, although no assurances can be given that any of these projects will be awarded to Mark.

     Mark currently has bids pending on approximately $11,500,000 in modular cell projects. Mark bid on $8,200,000 in correctional cell projects during the three months ended September 30 ,1998, won $210,000, lost $3,400,000 and remains under consideration for $4,600,000.

     Through its subsidiaries, MarkCare Medical Systems Inc. and MarkCare Medical Systems Ltd., (collectively "MarkCare"), Mark continues to market its IntraScan II PACS and teleradiology systems and is forming strategic alliances with other companies with related medical products. Mark has a master supplier agreement with Data General Corporation, a large computer hardware and systems integration provider with a client base of over 1,000 installations to which Data General will include the IntraScan II PACS system and teleradiology software applications in proposals to healthcare institutions. Mark has recently signed licensing/marketing agreements with six (6) companies including SANTAX A/S, Worldcare UK, Ltd., and Konica UK, Ltd. Management anticipates that sales of the IntraScan II PACS system will begin to generate material revenues in the fiscal year ending June 30, 1999, although no assurances can be given in this regard. If the IntraScan II marketing plan is successful, management believes that the revenues from resulting sales will be more constant than those presently generated by the modular steel products, and will reduce fluctuations in Mark's results of operations and financial condition. During the period ended September 30, 1998, Mark has received two (2) orders for its IntraScan II software. Both installations are expected to be substantially completed by December 31, 1998.

Results of Operations

     The substantial majority of Mark's operating revenues for the reported periods was derived from the sale of modular cells for correctional institutions. Management believes that the sale of these modular steel products will continue to represent the substantial majority of Mark's operating revenue through June 30, 1999. For the three months ended September 30, 1998 sales of the modular steel products represented 83% of total revenues.

     Revenues for the three months ended September 30, 1998 decreased 17% to $688,861 from $832,241 for the comparable 1997 period.

     Cost of sales for the three months ended September 30, 1998, which consists primarily of materials, labor, supplies, and fixed factory overhead expense, decreased 66% to $414,851 from $1,227,587 for the comparable 1997 period. Cost of sales as a percentage of revenues was 60% for the three months ended
September 30, 1998 as compared to 148% for the comparable 1997 period. This decrease is attributable to operating efficiencies implemented at Mark's manufacturing facility over the past year and better plant management during slowdowns in projects.

     Selling, general and administrative expenses for the three months ended September 30, 1998 decreased 23% to $737,790 from $952,480 for the comparable 1997. Reduction of these costs are attributable to management's continued focus on cost controls.


Liquidity and Capital Resources

     Mark's working capital requirements result principally from staff and management overhead, and marketing efforts. Mark's working capital requirements have historically exceeded its working capital from operations due to sporadic sales. Accordingly, Mark has been dependent and, absent continued improvements in operations, will continue to be dependent on the infusion of new capital in the form of equity or debt financing to meet its working capital deficiencies, although no assurance can be given that such financing will be available.

     Cash and cash equivalents increased from $564,577 at June 30, 1998 to $1,620,680 at September 30, 1998 primarily due to proceeds from the completion of a private placement, offset by losses incurred during the period. Working capital decreased to $2,499,659 at September 30, 1998 from $3,078,217 at June 30, 1998 primarily due to losses incurred during the period. Mark believes its present available working capital and anticipated cash from its existing contracts is sufficient to meet its operating requirements through June 30, 1999. In addition, Mark has renewed a $400,000 revolving line of credit collateralized by substantially all of its assets and has no outstanding borrowings at November 13, 1998.

     Mark's inventory increased to $856,314 at September 30, 1998 from $112,474 at June 30, 1998 due to raw material purchases and component purchases for jobs currently in production. Accounts receivable increased by $583,398 for the period ended September 30, 1998 to $1,207,310. In addition, accounts payable increased by $363,206 for the same period.

Forward Looking Statements

     Except for the historical information contained herein, the matter discussed in this report are forward looking statements under the Federal securities laws that involve risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among other things, competition, collection risks, meeting financial requirements, ability to obtain materials and the uncertainty of sales of the IntraScan II PACS product line.

Year 2000 Disclosure

     After an evaluation and analysis of its operations, including its financial and operational computer systems applications, Mark has concluded no material adverse effects on its operations will occur due to Year 2000 software failures. To the extent modifications to such systems are required, management believes the related costs will not materially affect Mark's financial position.



                                     PART II
                                OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds.

     On September 17, 1998, Mark granted three-year options to purchase 859,000 shares of Common Stock at $1.00 per share to 16 employees as incentive compensation. Each of the grants was effected in reliance on the registration exemption provided by Section 4 (2) of the Securities Act of 1933 as not involving a public offering due to the limited nature of the offering and the individual's relationship with Mark.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.                                 Exhibit Description

27.1                                        Financial Data Schedule

(b)      Reports on Form 8-K for the Quarter ending September 30, 1998

          None

                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


Date:     November 13, 1998


                                                     MARK SOLUTIONS INC.


                                                     By:/s/Michael Nafash
                                                        -----------------------
                                                        Chief Financial Officer