Form 10-Q
period 1998-12-31
MARK SOLUTIONS INC
filed 1999-02-16
CIK 807397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                     -------

                                    FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         December 31, 1998
                                   -------------------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________ to _________________

Commission File Number:                       0-17118
                         ----------------------------------------

                              Mark Solutions, Inc.
                ------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

    Delaware                                           11-2864481
    --------                                           ----------
(State or Other Jurisdiction                        (I.R.S. Employer
 of Incorporation)                                  Identification No.)

Parkway Technical Center
1515 Broad Street
Bloomfield, New Jersey                                  07003
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code:        (973) 893-0500
                                                    ---------------------------


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

Common Stock, $ .01 par value: 19,052,724 shares outstanding as of February 10, 1999.

                              MARK SOLUTIONS, INC.
                                    Form 10-Q
                                       for
                         Quarter Ended December 31,1998

                                      Index


Part I.  Financial Information                                 Page No.

Item 1. Financial Statements

        Consolidated Balance Sheets as of
            December 31, 1998 and June 30, 1998 . . . . . . .       3-4

            Consolidated Statements of Operations
            for the Six Months and Three Months Ended
            December 31, 1998 and 1997 . . . . . . . . .  . .        5

        Consolidated Statements of Cash Flows
            for the Six Months Ended December 31,
                     1998 and1997 . . . . . . . . . . . . . .        6

        Notes to Consolidated Financial Statements . . . . .       7-8


Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . .       9


Part II.  Other Information

Item 2. Changes in Securities and Use of Proceeds . . . . . . .     12

Item 4. Submission of Matters to a Vote of Security
            Holders. . . . . . . . . . . . . . . . . . . . . .      13

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . .      14


          Signatures                                                15

                     Mark Solutions, Inc. and Subsidiaries

                           Consolidated Balance Sheet


                                     ASSETS

                                                          December 31, 1998                June 30, 1998
                                                          ------------------               -------------
Current Assets:
Cash and cash equivalents                                   $   896,734                        $ 564,577
 Restricted cash                                                      -                        1,234,005
 Subscriptions receivable                                             -                        1,231,000
 Accounts receivable, less allowance of
  $5,500 at December 31, and June 30,1998                     1,491,115                          623,912
 Due from officer                                                     -                          102,058
 Note Receivable                                                250,000                                -
 Inventories                                                  1,058,849                          112,474
 Other current assets                                           228,199                          208,377
                                                            -----------                      -----------

  Total Current Assets                                                        3,924,897                        4,076,403

Property and equipment, net                                                     775,055                          438,612


Other Assets:
 Cost in excess of net assets
    of business acquired less accumulated
    amortization of $542,343 and $437,373 at
    December 31 and June 30, 1998,
    respectively                                                 507,348                         612,318
Other assets                                                      48,639                          46,768
                                                             -----------                     -----------
  Total Other Assets                                                            555,987                          659,086
                                                                            -----------                      -----------




Total Assets                                                                $ 5,255,939                      $ 5,174,101
                                                                            ===========                      ===========

                     Mark Solutions, Inc. and Subsidiaries

                           Consolidated Balance Sheet


                      Liabilities and Stockholders' Equity

                                                          December 31, 1998                June 30, 1998
                                                          ------------------               -------------
Current Liabilities:
Accounts payable                                              $ 953,098                         $ 715,642
Short term borrowings                                           275,000                                 -
Current maturities of long-term debt                            108,567                           108,171
Current portion of obligations
  under capital leases                                           37,048                            19,418
Due to related  parties                                          46,592                            14,693
Accrued liabilities                                             106,521                           140,262
                                                             ----------                        ----------

   Total Current Liabilities                                                  1,526,826                             998,186

Other Liabilities:
Long-term debt excluding current maturities                   1,134,667                         1,029,385
Long-term portion of obligations under
  capital leases                                                 52,391                            31,031
                                                             ----------                        ----------

   Total Other Liabilities                                                    1,187,058                           1,060,416


Commitments and Contingencies                                                         -                                   -

Temporary Equity                                                                                                  1,220,000

Stockholders' Equity:
Common stock, $.01 par value,
 50,000,000 shares authorized,
 19,296,674  shares issued and
 outstanding at December 31 and
 June 30, 1998, respectively                                    192,967                           192,967
Additional paid-in capital                                   33,007,595                        31,846,556
Deficit                                                     (30,607,805)                      (30,144,024)
Treasury Stock                                                  (50,702)                                -
                                                              ----------                       ----------
   Total Stockholders' Equity                                                 2,542,055                           1,895,499
                                                                             ----------                          ----------


Total Liabilities and Stockholders' Equity                                   $5,255,939                          $5,174,101
                                                                             ==========                          ==========

                    Mark Solutions, Inc. and Subsidiaries

                      Consolidated Statement of Operations




                                          Six Months            Six Months              Three Months        Three Months
                                            Ended                  Ended                    Ended               Ended

                                      December 31, 1998      December 31, 1997         December 31, 1998   December 31, 1997
Revenues:

      Sales                           $        2,936,517   $           7,643,231   $       2,247,656    $      6,810,990
                                      ------------------   ---------------------   -----------------    ----------------

Costs and Expenses:
Cost of sales                                  1,765,425               6,220,726           1,350,574           4,993,139
Selling, general, and
          administrative expenses              1,548,757               1,737,795             810,967             785,315
                                      ------------------   ---------------------   -----------------    ----------------
  Total Costs and Expenses                     3,314,182               7,958,521           2,161,541           5,778,454
                                      ------------------   ---------------------   -----------------    ----------------

Operating Income(Loss)                          (377,665)               (315,290)             86,115           1,032,536
                                      ------------------   ---------------------   -----------------    ----------------

Other Income (Expenses):
Interest income                                   44,315                     846              16,091                 797
Interest expense                                 (20,764)               (229,193)             (9,338)            (32,616)
Imputed Interest expense on
    convertible debentures                      (109,667)               (160,157)            (54,833)            (64,064)
Bad debt expense                                       -                 (29,372)                  -                (616)
                                       ------------------   ---------------------   -----------------    ----------------
                                                 (86,116)               (417,876)            (48,080)            (96,499)
                                       ------------------   ---------------------   -----------------    ----------------

Net Income(Loss)                      $         (463,781)   $           (733,166)  $          38,035    $        936,037
                                      ===================   ====================   =================    ================

Basic Earnings(Loss) Per Share        $            (0.02)   $              (0.05)  $            0.00    $           0.06
                                      ===================   ====================   =================    ================

Weighted Average Number of
     Shares Outstanding                       19,296,674              15,987,554          19,296,674          16,959,030
                                      ===================   ====================   =================    ================

Diluted Earnings(Loss) Per Share                   (0.02)                  (0.05)               0.00                0.05
                                      ===================   ====================   =================    ================

Weighted Average Number of
     Shares Outstanding                       19,296,674              15,987,554          19,296,674          18,193,375
                                      ===================   ====================   =================    ================

Dividends Paid                        $                -    $                  -   $               -    $              -
                                      ===================   ====================   =================    ================

                    Mark Solutions, Inc. and Subsidiaries

                      Consolidated Statement of Cash Flows



                                                                       Six Months                  Six Months
                                                                          Ended                      Ended
                                                                   December 31, 1998            December 31, 1997
                                                                   ------------------         --------------------

Cash Flows From Operating Activities:
Net (loss)                                                          $ (463,781)                      $(  733,166)
Adjustments to reconcile net income (loss) to net cash
 provided by (used for) operating activities:
   Depreciation and amortization                                       163,811                           177,319
   Deferred Imputed interest on convertible debentures                 109,667                           160,157
   (Increase) decrease in assets:
     Restricted cash                                                 1,234,005                                 -
     Accounts Receivable                                              (867,203)                          872,392
     Note receivable                                                  (250,000)                                -
     Inventory                                                        (946,375)                         (804,944)
     Other current assets                                             ( 19,822)                          108,567
     Other assets                                                       (1,871)                           12,118
   Increase (decrease) in liabilities:
     Accounts payable                                                  237,456                         3,373,275
     Due to related parties                                            133,957                          (102,339)
     Accrued liabilities                                               (33,741)                         (108,500)
   Net adjustments to reconcile net (loss) to net cash
                                                                 ---------------                     ------------
     provided by operating activities                                 (240,116)                         3,688,045
       Net Cash Provided by
                                                                 ---------------                     -------------
       (Used for) Operating Activities                                (703,897)                         2,954,879
                                                                 ---------------                     -------------

Cash Flows From Investing Activities:
   Acquisition of property and equipment                              (395,284)                          (87,958)
        Net Cash (Used for)
                                                                 ---------------                     -------------
         Investing Activities                                         (395,284)                          (87,958)
                                                                 ---------------                     -------------

Cash Flows From Financing Activities:
   Collection of subscriptions receivable                            1,231,000                                  -
   Repayment of convertible debt                                             -                          (604,207)
   Increase in short term borrowings                                   275,000                          (435,225)
   Proceeds of equipment loans less repayments                          35,001                            10,613
   Repayment of notes payable officer                                        -                           (24,837)
   Proceeds from issuance of common stock                                    -                         1,701,439
   Debt issue costs                                                          -                            (1,917)
   Payment of stock related costs                                      (58,961)                                -
   Purchase of treasury stock                                          (50,702)                                -
                                                                 ---------------                     -------------
Net Cash Provided by Financing Activities                            1,431,338                           645,866
                                                                 ---------------                     -------------
Net Increase in Cash                                                   332,157                         3,512,787

Cash and Cash Equivalents at Beginning of Period                       564,577                           422,457
                                                                 ---------------                     -------------

Cash and Cash Equivalents at End of Period                         $   896,734                        $ 3,935,244
                                                                 ===============                     =============

                     Mark Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements



Note 1    INTERIM FINANCIAL INFORMATION

          The consolidated balance sheet of the Company as of December 31, 1998, the consolidated statement of operations for the six months and three months ended December 31, 1998 and 1997 and the consolidated statements of cash flows for the six months ended December 31, 1998 and 1997 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring accurals) necessary to present fairly the financial position, results if operations and cash flows have been included.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The June 30, 1998 balance sheet data is derived from the audited consolidated financial statements. The attached financial statements should be read in connection with the consolidated financial statements and notes hereto included in the Company's Annual Report on Form 10-KA2 for the year ended June 30, 1998.

          Certain reclassifications have been made to the current and prior year amounts to conform to the current period presentation.


Note 2    INVENTORIES

          Inventories consist of the following:

                                          December 31, 1998       June 30, 1998
                                          -----------------       -------------
               Raw Materials                  $  153,000             $  84,974
               Work-in-progress               $  878,349             $       -
               Finished Goods                 $   27,500             $  27,500
                                              ----------             ---------
                           Total             $ 1,058,849             $ 112,474

                      Mark Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 3    COMMON STOCK AND ADDITIONAL  PAID-IN  CAPITAL

          Basic earnings (loss) per common share is computed by dividing the net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to stock options and warrants which are considered to be dilutive common stock equivalents. Earnings per share have been retroactively restated to reflect FASB No. 128 for all prior periods presented.


Note 4 TEMPORARY EQUITY

          Effective January 29, 1999, Mark Solutions, Inc. completed an exchange offering (the "Exchange") pursuant to which the investors in the June 1998 Private Placement have exchanged the equity units purchased for $1,220,000 (which were subsequently deemed subject to rescission rights) of convertible Preferred Stock, which are not subject to rescission rights. Pursuant to the Exchange, the investors effectively exchanged 1,220,000 shares of Common Stock into 122,000 shares of convertible Preferred Stock. Each share of Preferred Stock is convertible into Common Stock at $10.00 per share divided by the lesser of (i) $1.00 or (ii) 75% if the average closing bid price during the preceding five trading days. Also, pursuant to the Exchange, investors effectively exchanged the $1,530,000 principal amount convertible debentures into convertible Preferred Stock.


Note 5    CONVERTIBLE PREFERRED STOCK

          On January 29, 1999 Mark effected an exchange placement (the "Exchange Placement") pursuant to which investors agreed to exchange the securities received in the Private Placement for (i) 122,000 shares of A Preferred Stock (ii) 153,000 shares of B Preferred Stock, (iii) warrants to purchase 1,375,000 shares of Common Stock (the "Warrants") and (iv) an option exercisable by the investors to purchase an additional 275,000 shares of Preferred Stock with warrants to purchase 1,375,000 shares of Common Stock (the "Preferred Stock Unit Option").

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

          Mark currently has bids pending on approximately $5,182,000 in modular cell projects. Mark bid on $16,600,000 in correctional cell projects during the six months ended December 31, 1998, won $8,500,000, lost $4,700,000 and remains under consideration for $3,400,000.

          Through its  subsidiaries,  MarkCare Medical Systems Inc. and MarkCare
Medical Systems Ltd., (collectively "MarkCare"), Mark continues to market its IntraScan II PACS and teleradiology systems and is forming strategic alliances with other companies with related medical products. Mark has a master supplier agreement with Data General Corporation, a large computer hardware and systems integration provider with a client base of over 1,000 installations to which Data General will include the IntraScan II PACS system and teleradiology software applications in proposals to healthcare institutions. Mark has recently signed licensing/marketing agreements with six (6) companies including SANTAX A/S, Worldcare UK, Ltd., and Konica UK, Ltd. Management anticipates that sales of the IntraScan II PACS system will begin to generate material revenues in the fiscal year ending June 30, 1999. If the IntraScan II marketing plan is successful, management believes that the revenues from resulting sales will be more constant than those presently generated by the modular steel products, and will reduce fluctuations in Mark's results of operations and financial condition.

During the period ended December 31, 1998, Mark received four orders for its IntraScan II software. All of the installations were substantially completed by December 31, 1998. Mark has also received notification from its strategic partners that they have received signed letters of intent from several international and domestic healthcare institutions for the installation of the IntraScan II PACS system. These installations are expected to be substantially completed during the calendar year 1999.

Results of Operations

          The substantial majority of Mark's operating revenues for the reported periods was derived from the sale of modular cells to correctional institutions. Management believes that the sale of these modular steel products will continue to represent the substantial majority of Mark's operating revenue through June 30, 1999. For the three months ended December 31, 1998 sales of the modular steel products represented 69.1% of total revenues.

          Revenues for the three months ended December 31, 1998 decreased 67% to $2,247,656 from $6,810,990 for the comparable 1997 period due to the lack of business in the New York State prison industries program.

          Cost of sales for the three months ended December 31, 1998, which consists primarily of materials, labor, supplies, and fixed factory overhead expense, decreased 73.0% to $1,350,574 from $4,993,139 for the comparable 1997 period. Cost of sales as a percentage of revenues was 60.1% for the three months ended December 31, 1998 as compared to 73.3% for the comparable 1997 period. This decrease is attributable to operating efficiencies implemented at Mark's manufacturing facility over the past year, better cost management during slowdowns in projects and higher margins on revenues at MarkCare.

          Selling, general and administrative expenses for the three months ended December 31, 1998 increased 3.2% to $810,967 from $785,315 for the comparable 1997. This slight increase is substantially due to recruitment fees incurred during the quarter related to personnel hiring at MarkCare.

          Revenues for the six months ended December 31, 1998 decreased 61.6% to $2,936,517 from $7,643,231 for the comparable 1997 period. This decrease is due to the lack of business in the New York State prison industries program, partially offset by a significant increase in revenues generated by MarkCare. For the six months ended December 31, 1998, sales of modular steel products represented 64.8% of total revenues.

          Cost of sales for the six months ended December 31, 1998 decreased 71.6% to $1,765,425 from $6,220,726 for the comparable 1997 period, reflecting the decrease in sales volume. Cost of sales as a percentage of revenues were 60.1% for the six months ended December 31, 1998 as compared to 81.4% for the comparable 1997 period. This decrease is attributable to better cost management during slowdowns in projects and higher margins on revenues at MarkCare.

          Selling, general and administrative expenses for the six months ended December 31, 1998 decreased 10.9% to $1,548,757 from $1,737,795 for the comparable 1997 period. This decrease is attributable to cost management implemented by Mark over the past several years, partially offset by an increase in technical staff at MarkCare.

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

          Cash and cash equivalents increased from $564,577 at June 30, 1998 to $896,734 at December 31, 1998 primarily due to proceeds from the completion of a private placement, offset by losses incurred during the period. Working capital decreased to $2,398,071 at December 31, 1998 from $3,078,217 at June 30, 1998 primarily due to losses incurred during the period. Mark believes its present available working capital and anticipated cash from its existing contracts is sufficient to meet its operating requirements through December 31, 1999.

          Mark's inventory increased to $1,058,849 at December 31, 1998 from $112,474 at June 30, 1998 due to raw material purchases and component purchases for jobs currently in production. Accounts receivable increased to $1,491,115 at December 31, 1998, from $623,912 at June 30, 1998. Accounts payable increased to $953,098 at December 31, 1998, from $715,642 at June 30, 1998.

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

Year 2000 Disclosure

After an evaluation and analysis of its operations, including its financial and operational computer systems applications, Mark has concluded that no material adverse effects on its operations will occur due to Year 2000 software failures. To the extent modifications to such systems are required, management believes the related costs will not materially affect Mark's financial position.

                                     PART II
                                OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds.

     Mark effected a $2,750,000 private placement in June 1998 (the "Private Placement"), consisting of (i) 1,220,000 shares of Common Stock (subject to adjustments), (ii) $1,530,000 principal amount convertible debentures, (iii) warrants to purchase 1,375,000 shares of Common Stock and (iv) an option to purchase an additional $2,550,000 principal amount convertible debentures with warrants to purchase 1,275,000 shares of Common Stock.

     On January 29, 1999 Mark effected an exchange placement (the "Exchange Placement") pursuant to which the investors agreed to exchange the securities received in the Private Placement for (i) 122,000 shares of A Preferred Stock,
(ii) 153,000 shares of B Preferred Stock, (iii) warrants to purchase 1,375,000 shares of Common Stock (the "Warrants") and (iv) an option exercisable by the investors to purchase an additional 275,000 shares of Preferred Stock with warrants to purchase 1,375,000 shares of Common Stock (the "Preferred Stock Unit Option"). The principal terms of the securities issued in the Exchange Placement are set forth below.

Preferred Stock. Except for the conversion price, the terms, conditions and preferences of the A and B Preferred Stock are identical.

     Conversion Rights. Each share of A Preferred Stock is convertible, at the option of the holder, into shares of Common Stock equal to $10.00 per share divided by the lesser of (a) $1.00 or (b) 75% of the average per share closing bid price of the Common Stock for the five trading days immediately preceding the conversion date(s). Each share of B Preferred Stock is convertible, at the option of the holder, into shares of Common Stock equal to $10.00 per share divided by the lesser of (a) $1.50 or (b) 75% of the average per share closing bid price of the Common Stock for the five trading days immediately preceding the conversion date(s). The Preferred Stock will automatically convert into Common Stock on June 30, 2000 at the then applicable conversion price.

     Voting Rights. Except as otherwise required by law, the holders of shares of Preferred Stock have four votes per share voting as a single class with the Common Stock.

     Dividends. Each share of Preferred Stock receives a quarterly dividend with an annual rate of $0.70 per share. The dividends of the Preferred Stock are payable in cash or Common Stock, at the option of Mark.

     Liquidation and Redemption Rights. In the event of any liquidation, the holders of the Preferred Stock will share equally in any balance of Mark's assets available for distribution to them up to $10.00 per share plus unpaid dividends, after satisfaction of creditors and the holders of Mark's senior securities, if any. The holder's of the Preferred Stock may require Mark to redeem the Preferred Stock at a redemption price equal to $10.00 per share plus accrued dividends in the event of a breach of the provision of the Preferred Stock, bankruptcy, dissolution, insolvency, liquidation or similar events.

Warrants. The Warrants consist of 1,375,000 warrants each to purchase one share of Common Stock for $1.50 per share expiring on June 28, 2002.

Preferred Stock Unit Option. The investors also received an option to purchase additional preferred stock units, which in the aggregate would consist of (i) 275,000 shares of Preferred Stock with terms identical to the Series B Preferred Stock and (ii) 1,375,000 four-year warrants, each to purchase one share of Common Stock at $1.50 per share. The Preferred Stock Unit Option is exercisable until January 28, 2000.

Option to Purchase Units and Lock Up Agreement. Investors owning 74,000 shares of A Preferred Stock, 148,000 Warrants and the Preferred Stock Unit Option to purchase 74,000 units have granted Mark an option until March 26, 1999 to repurchase such securities for $740,000. Mark has paid a nonrefundable deposit of $222,000 which will be applied toward the exercise price.

In addition, these investors agree that until July 29, 1999 they will not (i) convert any Preferred A Stock, (ii) convert the 111,000 shares of Preferred B Stock that they own at less than $1.50 per share, (iii) effect or maintain, directly or indirectly, a short position in Mark's Common Stock or (iv) exercise all or a portion of the Preferred Stock Unit Option.


On December 28, 1998, Mark also granted two employees three-year options each to purchase 10,000 shares of Common Stock at $1.00 per share as incentive compensation and a five year option to purchase 100,000 shares of Common Stock at $1.00 per share to an outside consultant for providing computer software related services to Mark.


Each of the foregoing transactions was effected in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 as not involving a public offering due to the limited nature of the offering and the parties' relationship with Mark or the parties investment sophistication.



Item 4. Submission of Matters to a Vote of Security-Holders.

      On December 28, 1998, Mark held its Annual Meeting of Shareholders, which was adjourned until January 12, 1999 regarding Proposal No. 3 (the "Annual Meeting"). At the Annual Meeting (i) directors were elected and Mark obtained shareholder approval for (ii) the issuance of Common Stock in excess of 3,615,334 in connection with Mark's June 1998 private placement, (iii) the creation of a new class of 5,000,000 shares of "blank check" Preferred Stock and
(iv) a one-for-four or a one-for-eight reverse stock split of Mark's issued, outstanding and reserved shares of Common Stock to be effected at the discretion of the Board of Directors. The vote for the foregoing matters was as follows:

    1. Election of Directors

      Each of the directors was re-elected.

                                              FOR                WITHHELD
             Carl Coppola                   15,143,088            592,760
             Richard Branca                 15,169,118            566,730
             Ronald E. Olszowy              15,168,518            567,330
             William Westerhoff             15,161,918            573,930
             Michael Nafash                 15,145,618            600,230
             Yitz Grossman                  15,150,368            585,480


     2. Issuance of Common Stock in Excess of 3,615,334 in Connection with Mark's June 1998 Private - Placement
         -----------------------------------------------------------------------
                          FOR          AGAINST         ABSTAIN

                       6,877,312       907,850         109,338

    3.  Creation of a New Class of Preferred Stock
        ------------------------------------------

                     FOR           AGAINST        ABSTAIN       NOT VOTED

                   9,759,802       1,876,734       114,238       6,050,065

    4. Reverse stock split of Mark's Issued, Outstanding and Reserved shares of Common Stock at the Discretion of the Board of Directors
        ------------------------------------------------------------------------
                      FOR             AGAINST              ABSTAIN

                   13,525,357        1,069,597              107,505


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.          Exhibit Description
-----------          -------------------

 3(i)1               Certificate of Incorporation, as amended to date.

 3(i)2               Certificate of Designation of Series "A" Preferred Stock

 3(i)3               Certificate of Designation of Series "B" Preferred Stock

 27.1                 Financial Data Schedule

(b)       Reports on Form 8-K for the Quarter ending December 31, 1998 None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


Date:     February 10, 1998


                                                          MARK SOLUTIONS INC.


                                                        By:/s/ Michael Nafash
                                                        ----------------------
                                                        Chief Financial Officer