Form 10-Q
period 1999-03-31
MARK SOLUTIONS INC
filed 1999-05-14
CIK 807397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                     -------

                                    FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         March 31, 1999
                                   ----------------------

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to __________

Commission File Number:       0-17118
                         -------------------

                              Mark Solutions, Inc.
                ------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                   11-2864481
 -----------------------------------         ------------------------------
(State or Other Jurisdiction                (I.R.S. Employer of Incorporation)
     Identification No.)

Parkway Technical Center
1515 Broad Street
Bloomfield, New Jersey                         07003
------------------------------------------------------------------
(Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code:     (973) 893-0500
                                                   ---------------------------


Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                 ---   ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Common Stock, $ .01 par value: 21,708,389 shares outstanding as of May 10, 1999.

                              MARK SOLUTIONS, INC.
                                    Form 10-Q
                                       for
                           Quarter Ended March 31,1999

                                      Index


Part I.  Financial Information                                     Page No.

Item 1. Financial Statements

        Consolidated Balance Sheets as of
            March 31, 1999 and June 30, 1998 .....................      3-4

            Consolidated Statements of Operations
            for the Nine Months and Three Months Ended
            March 31, 1999 and 1998 ..............................        5

        Consolidated Statements of Cash Flows
            for the Nine Months Ended March 31,
                     1999 and 1998 ...............................        6

        Notes to Consolidated Financial Statements ...............      7-8


Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations ........        9


     Part II.  Other Information

Item 1. Legal Proceedings ........................................       12

Item 2. Changes in Securities and Use of Proceeds ................       13


Item 6. Exhibits and Reports on Form 8-K .........................       14


                  Signatures                                             15

                      Mark Solutions, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                    March 31, 1999                    June 30, 1998
                                                   ----------------                  ---------------

Current Assets:
Cash and cash equivalents                          $    47,210                          $  564,577
Restricted cash                                             -                            1,234,005
Subscriptions receivable                                    -                            1,231,000
Accounts receivable, less allowance of
  $5,500 at March 31, 1999 and June 30,1998          2,252,884                             623,912
Billings in excess of contract revenue
   recognized                                          528,227                                  -
Due from officer                                            -                              102,058
Note receivable                                        250,000                                  -
Inventories                                            493,462                             112,474
Deferred tax asset                                   1,200,000                                  -
Other current assets                                    97,468                             208,377
                                                   -----------                          ----------
   Total Current Assets                                         $4,869,251                           $4,076,403


Property and Equipment, net                                      1,199,483                              438,612


Other Assets:
Cost in excess of net assets
  of business acquired less accumulated
  amortization of $594,828 and $437,373 at
  March 31,1999 and June 30, 1998,
  respectively                                         454,863                             612,318
Other assets                                            79,639                              46,768
                                                   -----------                        -----------
  Total Other Assets                                               534,502                              659,086
                                                               -----------                           ----------
Total Assets                                                    $6,603,236                           $5,174,101
                                                                ==========                           ==========








                      Mark Solutions, Inc. and Subsidiaries
                           Consolidated Balance Sheets




                                                  March 31, 1999                     June 30, 1998
                                                 ----------------                  ---------------

Current Liabilities:
Accounts payable                                   $ 1,986,498                        $   715,642
Customer deposits                                       83,506                                 -
Short-term borrowings                                  425,000                                 -
Current maturities of long-term debt                   254,112                            108,171
Current portion of obligations
  under capital leases                                  56,249                             19,418
Due to related  parties                                 10,884                             14,693
Accrued liabilities                                    124,945                            140,262
                                                    -----------                        -----------
  Total Current Liabilities                                      $2,941,194                         $  998,186


Other Liabilities:
Long-term debt excluding current maturities            162,388                          1,029,385
Long-term portion of obligations under
  capital leases                                        86,401                             31,031
                                                   -----------                        -----------
   Total Other Liabilities                                          248,789                          1,060,416

Commitments and Contingencies                                         - - -                              - - -

Temporary Equities                                                    - - -                          1,220,000

Stockholders' Equity (Impairment):
Common stock, $.01 par value,
 50,000,000 shares authorized,
 19,102,724 and 19,296,674 shares
 issued and outstanding at March
 31, 1999 and June 30, 1998, respectively              191,028                            192,967
Preferred Stock, Series "A",  $10 par value
 94,000 shares authorized, 94,000 and -0-
 shares issued and outstanding at March 31,
 1999 and June 30, 1998, respectively                  940,000                                 -
Preferred Stock, Series "B", $10 par value,
 111,000 shares authorized, 111,000 and -0-
 shares issued and outstanding at March 31,
 1999 and June 30, 1998, respectively.               1,110,000                                 -
Additional paid-in capital                          31,796,325                         31,846,556
Deficit                                            (30,573,398)                       (30,144,024)
Treasury Stock, at cost, 70,000 shares                 (50,702)                                -
                                                   -----------                        -----------
   Total Stockholders' Equity (Impairment)                        3,413,253                          1,895,499
                                                                 -----------                        -----------


Total Liabilities and Stockholders' Equity (Impairment)          $6,603,236                         $5,174,101
                                                                 ==========                         ==========

                      Mark Solutions, Inc. and Subsidiaries
                      Consolidated Statement of Operations




                                         Nine Months        Nine Months       Three Months       Three Months
                                            Ended               Ended             Ended              Ended
                                        March 31, 1999     March 31, 1998     March 31, 1999     March 31, 1998
                                        --------------     --------------     --------------     --------------
Revenues:
     Sales                              $  5,573,978       $ 12,719,161       $  2,637,461       $  5,075,930

Costs and Expenses:
     Cost of sales                         4,595,966          9,256,183          2,830,541          3,376,283
     Selling, general, and
          administrative expenses          2,505,462          2,950,210            956,705            842,217
                                        -------------      -------------      -------------      -------------
     Total Costs and Expenses              7,101,428         12,206,393          3,787,246          4,218,500
                                        -------------      -------------      -------------      -------------

Operating Income(Loss)                    (1,527,450)           512,768         (1,149,785)           857,430
                                        -------------      -------------      -------------      -------------
Other Income (Expenses):
     Interest and dividend income             51,458              5,960              7,143              5,114
     Interest expense                        (37,500)          (250,712)           (16,736)           (21,519)
     Loss on sale of securities               (6,216)              --               (6,216)               --
     Imputed Interest expense on
       convertible debenture                (109,667)          (160,157)              --                  --
                                        ------------       ------------       -------------      -------------
                                            (101,925)          (404,909)           (15,809)           (16,405)
                                        -------------      -------------      -------------      -------------

Net(Loss) before provision
  for income tax benefit                $ (1,629,375)      $    107,859       $ (1,165,594)      $    841,025

     Income tax benefit                     1,200,000               --           1,200,000                --
                                        -------------      -------------      -------------      -------------
Net (Loss) Income                       $   (429,375)           107,859       $     34,406        $    841,025
                                        =============      =============      =============      =============
Basic (loss) Earnings Per Share         $      (0.02)      $       0.01       $      0.00        $        0.05
                                        =============      =============      =============      =============
Weighted Average Number of
     Shares Outstanding - Basic           19,203,033         16,310,982         19,011,591         16,972,212
                                        =============      =============      =============      =============

Diluted (Loss) Earnings Per Share       $      (0.02)       $      0.01       $       0.00       $        0.05
                                        =============      =============      =============      =============
Weighted Average Number of
     Shares Outstanding-Diluted           19,203,033         17,471,547         22,060,176         18,132,777
                                        =============      =============      =============      ============

Dividends Paid                          $        --                --                 --                  --
                                        =============      =============      =============      ============



                      Mark Solutions, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows



                                                                         Nine Months              Nine Months
                                                                            Ended                    Ended
                                                                        March 31, 1999           March 31, 1998
                                                                     -------------------       -------------------
Cash Flows From Operating Activities:
   Net Income(loss)                                                     $      (429,375)          $     107,859
   Adjustments to reconcile net income(loss) to net cash
  (used for) provided by operating activities:
   Depreciation and amortization                                                312,819                257,950
   Deferred tax benefit                                                      (1,200,000)                    -
   Deferred Imputed interest on convertible debentures                          109,667                188,199
   (Increase) decrease in assets:
     Restricted cash                                                          1,234,005                     -
     Accounts receivables                                                    (1,628,972)               (77,144)
     Billing in excess of contract revenues recognized                         (528,227)                    -
     Notes receivables                                                         (250,000)                    -
     Inventory                                                                 (380,988)               (60,475)
     Other current assets                                                       110,909                124,562
     Other assets                                                               (32,871)                19,791
   Increase (decrease) in liabilities:
     Accounts payable                                                         1,270,856               (121,297)
     Customer deposits                                                           83,506                     -
     Due to related parties                                                      98,249               (193,422)
     Accrued liabilities                                                        (15,317)                20,466
                                                                        ----------------          -------------
   Net adjustments to reconcile net (loss) to net
     cash (used for) provided by operating activities                          (816,364)               158,630
                                                                        ----------------          ------------
       Net Cash (Used for) Provided by
       Operating Activities                                                  (1,245,739)               266,489
                                                                        ----------------          ------------

Cash Flows From Investing Activities:
   Acquisition of property and equipment                                       (508,867)              (263,202)
                                                                        ----------------          -------------
        Net Cash Used for
         Investing Activities                                                  (508,867)              (263,202)
                                                                        ----------------          -------------

Cash Flows From Financing Activities:
   Collection of subscription receivables                                     1,231,000                     -
   Repayment of long-term debt                                                       -                (420,277)
   Increase(repayment) in short-term borrowings                                 425,000               (435,225)
   Proceeds of equipment loans less repayments                                  (11,223)               (20,456)
   Repayment of notes payable officer                                                -                (110,000)
   Proceeds from issuance of common stock                                            -               1,510,450
   Deposit on stock repurchase                                                 (222,000)                    -
   Debt issue costs                                                            (109,667)                (1,917)
   Payment of stock related costs                                               (25,169)                    -
   Purchase of treasure stock                                                   (50,702)                    -
                                                                        ----------------          -------------
   Net Cash Provided by Financing Activities                                  1,237,239                522,575
                                                                        ----------------          -------------

Net Increase (Decrease) in Cash                                                (517,367)               525,862

Cash and Cash Equivalents at Beginning of Period                                564,577                422,457
                                                                        ----------------          -------------

Cash and Cash Equivalents at End of Period                              $        47,210           $    948,319
                                                                        ================          =============



Note 1    INTERIM FINANCIAL INFORMATION

             The consolidated balance sheet of the Company as of March 31, 1999, the consolidated statements of operations for the nine months and three months ended March 31, 1999 and 1998 and the consolidated statements of cash flows for the nine months ended March 31, 1999 and 1998 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included.

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


Note 2   INVENTORIES

             Inventories consist of the following:

                                      March 31, 1999         June 30, 1998
                                    -----------------      ----------------

              Raw Materials            $     465,962        $      84,974
              Work-in-progress                    -                     -
              Finished Goods                  27,500               27,500
                                       -------------        -------------
                   Total               $     493,462        $     112,474
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


Note 4     TEMPORARY EQUITY

               Effective January 29, 1999, the Company completed an exchange offering (the "Exchange") pursuant to which the investors in the June 1998 Private Placement have exchanged the equity units purchased for $1,220,000 (which were subsequently deemed subject to recision rights) for convertible Preferred Stock, which are not subject to recision rights. Pursuant to the Exchange, the investors effectively exchanged 1,220,000 shares of Common Stock for 122,000 shares of convertible Preferred Stock. Each share of Preferred Stock is convertible into Common Stock at $10,00 per share divided by the lesser of (i) $1.00 or (ii) 75% of the average closing bid price during the preceding five trading days. Also, pursuant to the Exchange, investor effectively exchanged the $1,530,000 principal amount convertible debentures into convertible Preferred Stock.

Note 5      CONVERTIBLE PREFERRED STOCK

               On January 29, 1999 the Company effected an exchange placement (the "Exchange Placement") pursuant to which investors agreed to exchange the securities received in the June 1998 Private Placement for (i) 122,000 shares of A Preferred Stock (ii) 153,000 shares of B Preferred Stock, (iii) warrants to purchase 1,375,000 shares of Common Stock (the "Warrants") and (iv) an option exercisable by the investors to purchase an additional 275,000 shares of Preferred Stock with warrants to purchase 1,375,000 shares of Common Stock (the "Preferred Stock Unit Option"). On February 8, 1999 and April 14, 1999, 21 investors in Mark's January 1999 Exchange Placement converted a total of 98,000 shares of Series A Preferred Stock and 147,000 shares of Series B Preferred Stock into an aggregate of 3,476,049 shares of Common Stock.



Note 6      DEFERRED TAX ASSET

               On January 1, 1999, the State of New Jersey, in conjunction with the New Jersey Economic Development Authority, enacted a law, which allows certain New Jersey companies to sell their income tax credits for cash. The program allows new or expanding technology and biotechnology businesses to sell their Unused Net Operating Loss Carryover and Unused Research and Development Tax Credits to corporate taxpayers in the state for at least 75% of the value of the benefits. The Company submitted applications for both Mark Solutions, Inc. and MarkCare Medical Systems, Inc. on January 15, 1999 and is currently awaiting State approval.

               During the quarter ended March 31, 1999, the Company recognized a deferred tax asset of $1,220,000 related to its net operating loss carryforwards of approximately $20,000,000.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

General

          Mark Solutions Inc.'s ("Mark") results of operations, liquidity, and working capital position have been historically impacted by sporadic sales of its principal product, modular steel cells and the absence of material sales of its IntraScan II PACS system to date.

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

          Mark has expanded its marketing efforts to more aggressively pursue domestic and international joint venture and design/build development opportunities to obtain projects and improve its results of operations in efforts to achieve profitability. In addition, Mark is promoting the incorporation of its modular cell products to state prison industries program. Mark will continue to review its overhead and personnel expenses based on operating results and prospects.

          Mark is continually bidding on and soliciting joint venture opportunities regarding construction projects. The anticipated revenues from any major project would substantially improve Mark's operating results and cash flow, although no assurances can be given that any of these projects will be awarded to Mark.

          Mark currently has bids pending on approximately $1,675,000 in modular cell projects and expects to bid on approximately $3,000,000 in additional cell projects through June 30, 1999. For the nine months ended March 31, 1999, Mark was awarded $13,350,000 of the $19,675,000 in correctional cell projects it bid on. Of the projects Mark was not awarded, $4,375,000 was awarded to other steel manufacturers and $1,950,000 was awarded to conventional construction.

          Through its  subsidiaries,  MarkCare Medical Systems Inc. and MarkCare
Medical Systems Ltd., (collectively "MarkCare"), Mark continues to market its IntraScan II PACS and teleradiology systems and is forming strategic alliances with other companies with related medical products. Mark has a master supplier agreement with Data General Corporation, a large computer hardware and systems integration provider with a client base of over 1,000 installations, under which Data General will include the IntraScan II PACS system and teleradiology software applications in proposals to healthcare institutions. Mark has recently signed licensing/marketing agreements with six (6) companies including SANTAX A/S, Worldcare UK, Ltd., and Konica UK, Ltd. Management anticipates that sales of the IntraScan II PACS system will generate material revenues in the fiscal year ending June 30, 2000. If the IntraScan II marketing plan is successful, management believes these revenues will be more constant than those presently generated by the modular steel products, and will reduce fluctuations in Mark's results of operations and financial condition. During the nine months ended March 31, 1999, Mark received four orders for its IntraScan II software. All of which were substantially completed and accepted by December 31, 1998. Mark has recently received a purchase order from Data General for a hospital installation of IntraScan II PACS system in Korea. Mark has also been notified by another strategic partner, SANTAX A/S, of the awarding of a contract for one of the largest hospitals in Scandinavia to a consortium team, which includes Mark. Mark has also received notification from its strategic partners that they have received signed letters of intent from two additional international and domestic healthcare facilities for the installation of the IntraScan II PACS system. These installations are expected to be substantially completed during the calendar year 1999.

Results of Operations

          The substantial majority of Mark's operating revenues for the reported periods was derived from the sale of modular cells to correctional institutions. Management believes that the sale of these modular steel products will continue to represent the substantial majority of Mark's operating revenue through June 30, 1999. For the three months ended March 31, 1999 sales of the modular steel products represented 98.4% of total revenues.

          Revenues for the three months ended March 31, 1999 decreased 48% to $2,637,461 from $5,075,930 for the comparable 1998 period. This decrease was due to the absence of any large cell project, including no additional orders from its New York State prison industries agreement, partially offset by an increase in smaller prison cell projects.

          Cost of sales for the three months ended March 31, 1999, which consists primarily of materials, labor, supplies, and fixed factory overhead expense, decreased 16.0% to $2,830,541 from $3,376,283 for the comparable 1998 period. Cost of sales as a percentage of revenues was 107.3% for the three months ended March 31, 1999 as compared to 66.5% for the comparable 1998 period. This increase reflects inefficiencies resulting from lower revenue levels and fixed factory overhead costs associated with projects currently in progress.

          Selling, general and administrative expenses for the three months ended March 31, 1999 increased 12.0% to $956,705 from $842,217 for the comparable 1998 period. This increase is substantially due to increased staffing for MarkCare and related recruitment fees incurred during the quarter.

          Mark recorded a $1,200,000 tax benefit for the nine months ended March 31, 1999 related to its available net operating loss carryforwards.

          Revenues for the nine months ended March 31, 1999 decreased 56.2% to $5,573,978 from $12,719,161 for the comparable 1998 period. This decrease was due to the absence of any large cell project, including no additional orders from its New York State prison industries agreement, partially offset by an increase in smaller prison cell projects and a significant increase in revenues generated by MarkCare. For the nine months ended March 31, 1999, sales of modular steel products represented 82.9% of total revenues.

          Cost of sales for the nine months ended March 31, 1999 decreased 50.3% to $4,595,966 from $9,256,183 for the comparable 1998 period, reflecting the decrease in sales volume. Cost of sales as a percentage of revenues was 82.4% for the nine months ended March 31, 1999 as compared to 72.8% for the comparable 1998 period. This increase reflects inefficiencies resulting from lower revenue levels and fixed factory overhead costs associated with projects currently in progress.

          Selling, general and administrative expenses for the nine months ended March 31, 1999 decreased 15.1% to $2,505,462 from $2,950,210 for the comparable 1998 period. This decrease is attributable to cost management implemented by Mark over the past several years, partially offset by an increase in technical staff of MarkCare and public relations costs and other professional fees attributable to both business segments.

          Mark recorded a $1,200,000 tax benefit for the three months ended March 31, 1999 related to its available net operating loss carryforwards.

Liquidity and Capital Resources

          Mark's working capital requirements result principally from staff and management overhead, and marketing efforts. Mark's working capital requirements have historically exceeded its working capital from operations. Accordingly, Mark has been dependent and, absent continued improvements in operations, will continue to be dependent on the infusion of new capital in the form of equity or debt financing to meet its working capital deficiencies, although no assurance can be given that such financing will be available.

          Cash and cash equivalents decreased from $564,577 at June 30, 1998 to $47,210 at March 31, 1999 primarily due to proceeds from the completion of a private placement, offset by losses incurred during the period. Working capital decreased to $1,940,462 at March 31, 1999 from $3,078,217 at June 30, 1998, primarily due to losses incurred during the period. Mark believes its present available working capital and anticipated cash from its existing contracts is sufficient to meet its operating requirements through December 31, 1999.

          Mark's inventory increased to $493,462 at March 31, 1999 from $112,474 at June 30, 1998 due to raw material purchases and component purchases for jobs currently in production. Accounts receivable increased to $2,252,884 at March 31, 1999, from $623,912 at June 30, 1998. Billings in excess of contract revenue recognized increased to $528,227 at March 31, 1999 from $-0- at June 30, 1998 and accounts payable increased to $1,974,093 at March 31, 1999, from $715,642 at June 30, 1998. Mark also recorded, as a current asset, a deferred tax asset of $1,200,000 as of March 31, 1999.

Forward Looking Statements

          Except for historical information, the matters discussed in this report are forward looking statements under the Federal securities laws that involve risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among other things, competition, collection risks, meeting financial requirements, ability to obtain materials and the uncertainty of sales of the IntraScan II PACS product line.

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


                                     PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings

          On January 18, 1999, Mark settled its lawsuit with Calumet Construction Corporation and the County Board related to the project in Pulaski County, Indiana. Mark received $170,000 in final payment of the project and all parties exchanged mutual releases.


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

Option to Purchase Units and Lock Up Agreement. Investors owning 74,000 shares of A Preferred Stock, 148,000 Warrants and the Preferred Stock Unit Option to purchase 74,000 units granted Mark an option to repurchase such securities for $740,000 (the "Option"). Mark paid a nonrefundable deposit of $222,000, credited against the exercise price.

In addition, these investors agreed that until the earlier of July 29, 1999 or the expiration of the Option, they would not (i) convert any Preferred A Stock,
(ii) convert the 111,000 shares of Preferred B Stock that they own at less than $1.50 per share, (iii) effect or maintain, directly or indirectly, a short position in Mark's Common Stock or (iv) exercise all or a portion of the Preferred Stock Unit Option.

On March 26, 1999, the Option expired unexercised. Consequently, the investors related lockup agreement prohibiting conversion of Preferred Stock terminated. The investors further agreed that the $222,000 nonrefundable deposit paid by Mark would be credited to accrued dividends on the Preferred Stock.

On February 8, 1999 and April 14, 1999, 21 investors in Mark's January 1999 Exchange Placement converted a total of 98,000 shares of Series A Preferred Stock and 147,000 shares of Series B Preferred Stock into an aggregate of 3,476,049 shares of Common Stock.

Each of the foregoing transactions was effected in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 as not involving a public offering due to the limited nature of the offering and the parties investment sophistication.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.          Exhibit Description
-----------          -------------------

27.1                 Financial Data Schedule

(b)      Reports on Form 8-K for the Quarter ending March 31, 1999

Date of Report       Item Reported
--------------       -------------

April 1, 1999        5. Other events


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


Date:     May 10, 1998


                                                     MARK SOLUTIONS INC.


                                                    By:/s/ Michael Nafash
                                                       ---------------------
                                                       Chief Financial Officer