Form 10-K
period 1999-06-30
MARK SOLUTIONS INC
filed 1999-10-12
CIK 807397

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

         For the fiscal year ended     June 30, 1999
                                   --------------------
                                       OR

  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

         For the transition period from _______________ to __________________



                           Commission File No. 0-17118

                              Mark Solutions, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)

   Delaware                                            11-2864481
   ----------------------------             ----------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)

Parkway Technical Center
1515 Broad Street, Bloomfield, New Jersey              07003
----------------------------------------------    ----------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (973) 893-0500
                                                  --------------------


Securities registered pursuant to Section 12(b) of the Act:

Title of each class              Name of each exchange on which registered
----------------------           ---------------------------------------------
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

     The aggregate market value of the 4,776,574 shares of Common Stock held by non-affiliates of the Registrant on September 30, 1999 was $8,060,469 based on the closing sales price of $1.6875 on September 30, 1999.

     The number of shares of Common Stock outstanding as of September 30, 1999 was 5,618,113. The registrant is obligated to issue an additional 187,500 shares of Common Stock, which have not been issued due to prohibitions on beneficial ownership.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.  Business
                         GENERAL DEVELOPMENT OF BUSINESS

     Mark Solutions, Inc. ("Mark") is a Delaware corporation, which operates its businesses through wholly owned subsidiaries and a division.

         Mark designs, manufactures, and installs modular steel cells for correctional institution construction and develops software applications under the name "IntraScan II" for medial diagnostic, picture, archiving and communication computer systems (PACS).

         Mark markets its modular steel products by responding to public bids and by pursuing joint ventures and affiliations with other companies to solicit design/build correctional facilities.

         Mark markets its IntraScan II PACS software to radiology departments, large healthcare facilities, hospitals, and outpatient imaging group practices as part of comprehensive PACS proposals through marketing and strategic partnering agreements with computer hardware manufacturers, systems integrators, and radiology imaging equipment manufacturers. Mark's principal marketing partner is Data General Corporation.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The following table sets forth information regarding Mark's industry segments and classes of products.

                                           Fiscal Year Ended June 30,
                                                (in thousands)
                                          1999           1998            1997
                                      -----------    -----------     -----------
Sales to external customers:

Mark Correction Systems:
     Modular Cells . . .                $ 8,497       $ 12,714         $ 6,115
                                        -------       --------         -------

MarkCare Medical Systems:
     IntraScan . . . . .                  1,729            150             224
     Other . . . . . . .                     --             58             111
                                         -------       --------        ---------
                                          1,729            208             336
                                        -------       --------         --------
                                       $ 10,226       $ 12,922         $ 6,450
                                       ========       ========         ========
Operating Profit:

 Mark Correctional Systems               $ (598)       $    73         $(2,706)
 MarkCare Medical Systems                (1,871)        (2,064)         (1,036)

Identifiable Assets:
 Mark Correctional Systems              $ 7,258        $ 4,258         $ 5,002
 MarkCare Medical Systems                 1,812            916             430

                       MARK CORRECTIONAL SYSTEMS DIVISION

     Mark operates its modular steel cell business through its division, Mark Correctional Systems.


Modular Cells

      Since the initial sale of its prefabricated modular steel cells for correctional facilities in 1989, Mark has sold security prison cells in 14 states including Indiana, Illinois, New York, New Jersey, Michigan, Missouri, Washington and Wisconsin. Revenues generated by the sale of cells to correctional facilities totaled $8,498,000 or 83.1% of Mark's total operating revenues for the fiscal year ended June 30, 1999. For the year ended June 30, 1999 the following projects accounted for 69.7% of Mark's total operating revenue:


                                            Percentage of Fiscal 1999
         Project                                 Operating Revenue
----------------------                           -----------------

Administration of Corrections                            45.5%
Puerto Rico
438 cells (1)

Darlington County Detention Center                       12.9%
Darlington County, South Carolina
117 cells

Minnesota Correctional Facility                          11.3%
Lino Lakes, Minnesota
76 cells

(1)  Total contract value of $7,300,000


     As of September 30, 1999 Mark had a backlog of $9,756,000 in modular cell orders as compared to no backlog in September 1998.

     Mark's modular cell is a prefabricated, installation-ready, lightweight steel structure which is manufactured according to the construction and security specifications of each correctional institution project in sizes that can vary from 60 to 200 square feet. Each modular cell can be equipped with lavatory facilities, wall-mounted sleeping bunks, desk and stool, storage bins, lighting and ventilation systems; and optional components such as fixed or operable windows and hinged or sliding security doors.

         The cells are constructed of durable low maintenance, non-porous materials including a scratch resistant epoxy polymer finish, which results in lower ongoing maintenance and life cycle costs. The cells are acoustically and thermally insulated and are designed to provide easy connection and maintenance access to all utilities, such as ventilation systems, plumbing and electric, through a secure exterior access panel.

     Each cell is load bearing to allow for multiple-story construction, and is manufactured to tolerances of 1/16 of an inch, resulting in more efficient and faster on-site installation.

     Because the modular steel cells overall dimensions and weight are less than traditional concrete cells, the project square footage requirements can be reduced and the load bearing and foundation requirements (e.g. support beams, footings and pilings) can be less extensive. These design modifications can reduce construction time, labor costs and material costs for the project.


Bid Process, Subcontracting and Bonding Requirements

     The substantial majority of Mark's revenues has been from state and local government correctional projects. Consequently, Mark is required to prepare and submit bid proposals based on the design and specifications prepared by the supervising architectural or engineering firm. Mark prepares and submits a formal bid proposal, which includes price quotations and estimates, selected material options and construction time estimates. Depending on the nature of the project, Mark may bid directly to the owner, or provide bidding information for incorporation into the general contractor's bid. After receipt and review of all accepted bids, the governmental agency awards the contract based on a number of factors including costs, reputation, completion estimates and subcontracting arrangements. In those instances where Mark provides bid information to a general contractor who is ultimately awarded the project, there is no guarantee that Mark will receive the subcontract business.

     The typical time period from submission of bids to awarding of the contract to the direct bidder (whether Mark or a general contractor) is 60 to 120 days. In those instances, where Mark is not the direct bidder, subcontracts are generally awarded within an additional 60 to 120 days.

     In connection with some government construction projects, Mark is required to provide performance and completion bonds as a condition to submission or participation in a bid. Due to Mark's financial condition, it has generally been unable to obtain bonds without the assistance and guarantee of third parties including Mark's President. See "Item 13. Certain Relationships and Related

Transactions". To date, Mark has not limited its bidding activity nor lost any projects due to its limited bonding capacity. However, as Mark is awarded multiple projects, the inability to obtain bonds may limit the number of additional projects Mark can pursue and would have a material adverse effect on operations.


Manufacturing and Assembly

     Mark manufactures and assembles its modular cells at its 74,000 square foot plant located in Jersey City, New Jersey, which is equipped with a fully automated computer driven design and tooling system. This system allows for more precise tolerances and faster production output. The raw materials for Mark's modular cells, including sheet metal, hardware, and other components are supplied primarily by regional manufacturers. In addition to the manufacture of the shell of its modular cells, Mark purchases, assembles, and installs the ancillary components including lavatory facilities, shower facilities, desks, stools, and sleeping bunks. Management believes that there are a sufficient number of national vendors to meet its raw material and component needs, and that Mark is not dependent upon a limited number of suppliers. In the event Mark determines that additional space is necessary, management believes that adequate space will be available on acceptable economic terms.


Marketing and Sales

     The market for Mark's modular cell is primarily federal, state and local governmental agencies responsible for the construction and operation of correctional institutions. While Mark's modular cell technology has other applications such as temporary emergency housing, for the foreseeable future the correctional institutions market will represent virtually all of its modular steel business. No assurances can be given that any other markets will develop to any significant degree.

     Mark designs prototypes of its modular cells for marketing, sales and trade show demonstrations. Mark's marketing and sales efforts are managed by its Vice President of Sales and Marketing and include in-person solicitations, direct mail campaigns and participation in industry trade shows. Mark presently markets and sells its modular cells directly and through independent manufacturers' representatives. Mark's sales network consists of 12 outside sales representatives that service 18 states and 11 foreign countries including Canada, Italy, France and other countries in Latin America. Each representative generally enters into an agreement with Mark, which contains certain non-disclosure restrictions and provides for payment on a commission basis. Mark has also signed a licensing agreement covering the continent of Africa and several surrounding islands.

     Similar to its contract with The State of New York's prison industries program, Mark has identified and is soliciting interest for the integration of its modular cells into other comparable State programs, which provide job training and rehabilitative opportunities for inmates.


Delivery and On-Site Services

     Mark contracts with several third-party carriers to deliver its modular cells to the project's construction site. In addition, Mark provides delivery and support services for its products including installation, operating instructions and subsequent inspections and testing.


Regulation

     The modular cells are subject to various state building codes including BOCA, UBC, the Southern Building Codes and criteria established by the American National Standards Institute. In addition, the modular cells are subject to the guidelines and regulations of OSHA, NIOSH and Centers for Disease Control and Prevention. Mark's modular cells comply with these codes and regulations in all material respects.

     Certain aspects of Mark's manufacturing process are regulated by state and Federal environmental laws. Mark has obtained all necessary licenses and permits and is in compliance in all material respects with applicable environmental laws.


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

     With respect to those projects which incorporate modular cell specifications in its design criteria, Mark competes with several other steel product manufacturers, some of which have greater financial resources than Mark. In addition, a number of manufacturers, which have greater financial and marketing resources than Mark and which currently produce sheet metal products, could ultimately manufacture modular steel cells in competition with Mark.

     Although competition in the construction industry is intense, Mark believes it can compete for market share of correctional facility construction business by promoting the construction advantages of its technology to the architectural, engineering and construction industries. In this regard, management emphasizes the potential for reduced construction time, labor costs and material costs associated with the modular steel cell as well as the life cycle cost savings. Mark also believes its modular cell design has advantages over other manufacturers' steel cells, which give it a competitive advantage when an architect selects the steel cell design specification.


Employees

     As of September 30, 1999, Mark had three executive management employees, three plant management employees, four sales employees, five engineering employees and eight offices and clerical employees. Mark also employs hourly employees in its manufacturing facilities who are subject to a three-year collective bargaining agreement, which expires on August 31, 2001. Management believes its employee relations to be good.


Copyrights, Patents and Trade Secrets

     Mark does not own any patents on its modular cells or manufacturing assembly process. However, Mark attempts to protect its proprietary trade secrets regarding the design and manufacture of its products through non-disclosure agreements between Mark, its employees and most third-party suppliers and manufacturers' representatives. Since most correctional facility projects are public bids, proprietary technology is not typically a competitive advantage.

                            MARKCARE MEDICAL SYSTEMS


     Mark operates its IntraScan II PACS software business through MarkCare Medical Systems, Inc., a wholly owned Maryland subsidiary ("MarkCare-US") and MarkCare Medical Systems, Ltd., a wholly owned United Kingdom subsidiary ("MarkCare-UK"). MarkCare-US and MarkCare-UK are collectively referred to as "MarkCare". MarkCare conducts its IntraScan II PACS software activities at the offices of MarkCare-UK and its executive offices.


IntraScan II PACS Software

     IntraScan II is a software application for medical diagnostic, picture, archiving and communication systems (PACS). The IntraScan II software typically represents 25-30% of the total cost of a PACS system. PACS is a "filmless" computer based system which allows transmission, storage and integration of radiological images such as x-rays, computed tomography (CAT Scan), ultra sound and magnetic resonance imaging (MRI) with patient records by computer network. Through the network, diagnostic quality images and patient records can be distributed efficiently and instantaneously.

     Revenues generated by IntraScan II sales totaled $1,729,000 or 16.9% of Mark's total operating revenues for the fiscal year ended June 30, 1999. While no assurances can be given, Mark believes that IntraScan II sales will represent a larger percentage of consolidated revenues in the fiscal year ending June 30, 2000 as compared to 1999.

     As of September 30, 1999 had a backlog of $937,000 in IntraScan II orders as compared to no backlog in September 1998.

     IntraScan II interfaces with most medical imaging devices based on the healthcare industry communication standard DICOM 3.0, and can store and recall images from commonly used modalities including x-ray, CAT Scan, computed radiography, nuclear medicine, ultra sound and MRI.

     The IntraScan II PACS software is both platform and database independent using popular client/server architecture, multiple hardware platforms (Data General, DEC, IBM and Hewlett Packard) and operating systems (UNIX based versions, Windows 98 and Windows NT). IntraScan II operates across Sybase and Oracle data base management systems, which together represent approximately 70% of the worldwide healthcare database market. This open platform independence allows IntraScan II to operate with most computer hardware and operating systems and broadens the potential customer base and possible marketing partners. While

Mark is aware of similar PACS systems in various stages of development, management believes the IntraScan II PACS system is the only system which is designed to be platform and database independent.

     IntraScan II is designed using Internet/Intranet web technology which allows authorized users to access the PACS system from remote locations as well as at the healthcare facility.

     IntraScan  II is  comprised  of several  principal  modules  that  permit a
phasing  in  of  the   different   functions   over  time  and,   with   minimal
reconfiguration, can be scaled to the size and need of the healthcare facility.

     Image Management System. The IMS module controls the primary functions of a PACS system which includes the management, distribution, recall and validation of images to various departments and clinicians and the integration of the images to patient records through the facility's information systems commonly referred to as HIS/RIS. This module can interface with most installed and available HIS/RIS systems based on the healthcare industry communication standard HL-7. The IMS is the "server" of a client/server PACS environment. Based on the customer's requirements, the IMS is easily configured to manage which healthcare personnel receive the patient information, where and when such information is needed, when the information is archived for long term storage, and subsequent retrieval from the archive (pre-fetching). In addition, the IMS module is designed so that the healthcare facility personnel can customize screen layouts, icon choices, rules, actions, tables and GUI (graphical user interface) based items with minimal technical knowledge and without changes to the underlying source code. These changes can be effected at the facility or remotely, using the IntraScan II Web technology.

     Viewer Software/Module. The viewer module controls the viewing and manipulation of images at computer terminal locations and the printing of these images when required. The viewer module is the "client" of a client/server PACS environment. This module is based on a Windows 98/Windows NT operating systems for easy point and click use and is fully iconized. IntraScan II allows for image manipulation such as rotation of images, enlarging images or portions of images, changes in contrast, changes in color, brightness and clarity. The user can also add text, arrows, regions of interest and measurements. Additionally, images from different modalities (e.g. x-ray and CAT Scan) can be viewed side-by-side for efficient and easy comparison. This module controls the degree of image resolution required for the nature of the viewing activity. Diagnoses can be made at diagnostic workstations from digital images on high-resolution display capability monitors (512 X 512 to 2000 X 2500 pixels), without the need for radiographic film. This capability eliminates the processing time for film development allowing faster diagnoses and significantly reduces the costs related to film development. In addition, this module can be configured to limit resolution and image manipulation capabilities at additional viewing terminals, such as clinical workstations and quality assurance stations, based on their intended use.

     Archiving Module. This storage module controls the permanent and long-term storage of patient images and records after quick access to the information is no longer critical. The information can be stored on several alternative mediums such as CD-ROM, DLT Tapes, and DVD disks. Because this storage method eliminates the costs associated with space and handling requirements of film images, patient record storage costs are significantly reduced.

     Web Based Module and Teleradiology. Most PACS systems are designed to be closed or "local area networks" which are accessible only within the healthcare facility sites.

     IntraScan II is designed for local area networks and, by virtue of the Web Server module, uses Internet communication capabilities such as modems, ISDN, Satellite link and high speed T1 lines to provide off site access to a PACS system at remote computer workstations or terminals often referred to as teleradiology. These terminals can be networked with a healthcare facilities PACS system and be equipped with all or some of the on site workstation image and communication features and functions described above. The development of this technology gives remote, isolated locations global access to top quality medical providers previously unavailable due to geographic/travel limitations.

     IntraScan II's web based application can be used to create a centralized archiving depository for multiple facilities at different locations and allows the system administrator to manage a PACS system and resolve user problems from any off-site computer terminal with Internet/Intranet communication capability, subject to strict security authorization.

Current Installations

     MarkCare's IntraScan II software has been installed in the following facilities:


                       Patient    Installation     Contract      Strategic
Name and Location        Beds         Date         Value(1)       Partner
-----------------        ----         ----         --------       -------

Leichester General
 Hospital, England        700     July 1997       $  860,000     Data General

Organ Transplant
Center, Turkey            100     October 1998    $  200,000     Data General

Hospital de la
Ribera, Spain             350     January 1999    $  700,000     Data General

Princeton Community
 Hospital, West Virginia  200     January 1999    $  720,000     Data General

Gil Hospital,
  South Korea           2,000     August 1999     $1,250,000     Data General

Central Middlesex
 Hospital, England        100     August 1999     $  420,000     Data General

Ankara Rehabilitation
Hospital, Turkey          100     September 1999  $  200,000     Data General

Ulleval Hospital,
  Norway                1,700     September 1999  $1,500,000     Santax A/S

1) Includes licensing, installation and long term maintenance and support fees.



Product Development

     The application software industry is subject to rapid technological changes. MarkCare's IntraScan II development strategy is to continually improve its web based, user friendly modules and add additional features and functions based on the requirements of the PACS market in general and the feedback from existing customers and sales efforts. MarkCare will continue to develop platform and database independent applications using popular client/server environments, multiple hardware platforms and operating systems. As of September 30, 1999 MarkCare's product development staff consisted of 14 employees. MarkCare's total product development expenses were $1,225,000 for fiscal year 1999 and $409,000 for fiscal 1998. MarkCare anticipates that it will continue to spend substantial resources on an ongoing basis to develop competitive products.

Sales and Marketing; Strategic Partners

     The IntraScan II PACS software is marketed to radiology departments, large healthcare facilities, hospitals, and outpatient imaging group practices as part of comprehensive PACS proposals through marketing and strategic partnering agreements with established computer hardware manufacturers, systems integrators, and radiology imaging equipment manufacturers. MarkCare has a five person internal sales force which participates and supports the marketing and sales efforts of these companies. MarkCare personnel participate in systems demonstrations, site visits, and assist in the solicitation of and response to requests for proposals.

     MarkCare's marketing strategy is to establish as many distribution channels as possible to compensate for its limited financial resources, personnel resources and lack of industry recognition. MarkCare believes this partnering strategy also gives it access to the partners installed healthcare client base and other established relationships not otherwise available to MarkCare.

     MarkCare's principal marketing partner is Data General Corporation, a large computer hardware and systems integrator company with a client base of over 1,200 healthcare institutions in the United States.

     Under a Master Supplier Agreement with Data General, MarkCare provides IntraScan II PACS software and related services to be incorporated into PACS sale proposals. The products and services to be provided by MarkCare are negotiated on a project by project basis. Pursuant to this agreement, MarkCare is Data General's exclusive supplier of PACS software products; however, MarkCare is permitted to market and sell the IntraScan II PACS software to other distributors or systems integrators.

     In addition to the Data General agreement, MarkCare has licensing/ marketing agreements with the following companies:

o        Santax A/S, a Danish medical modality distributor
o        Konica UK, Ltd., a multi-national diversified film
                   and digital imaging company
o        Worldcare UK, PLC, a United Kingdom telemedicine company
o        Avantec Medical Systems, Ltd. an Indian systems
                   integration company;
o        AIS Consulting Group, GMBH, a Swiss systems
                   integration company
o        Medilink PTY, Limited, an Australian systems
                   integration company

Product Pricing and Payment Terms

     MarkCare generally submits a scope of work and pricing proposal as part of a comprehensive PACS system proposal prepared by one of its marketing partners. MarkCare's proposal addresses the healthcare facility's requirements as to functionality, image modalities and number and type of viewing stations. MarkCare includes in its proposal the cost of licenses, installation and initial training, which is based on the number of users and/or computer terminals. In addition, MarkCare will typically submit a proposal to provide technical support, product updates and new releases after the initial warranty period, usually ninety days. Annual fees for this technical support are a fixed percentage of the licensing fees of an installation.

     MarkCare attempts to negotiate progress payments based on installation milestones such as loading of software, when the PACS system is operational and expiration of a trial period of between 30 and 60 days.


Regulation

     IntraScan II PACS software is a "Class II medical device", as classified by the Federal Food and Drug Administration subject to the pre-market notification and approval process. Accordingly, the IntraScan II PACS is regulated by The Federal Food, Drug and Cosmetic Act and The Safe Medical Devices Act of 1990 regarding the (i) effectiveness and safety of the product, (ii) condition of the manufacturing facilities and procedures and, (iii) labeling of devices. MarkCare has received a letter from the FDA for the IntraScan II PACS system, authorizing commercial distribution.


Competition

     Other companies, which are larger, more established and better known than MarkCare, develop and sell PACS system software, including Agfa, Seimens, General Electric and Kodak. In addition, other film and medical equipment manufacturers may enter into the PACS business as the potential market is recognized by acquiring or developing its own PACS software capabilities.

     In addition to resources and brand recognition, MarkCare believes significant competitive factors in the PACS market are a system's adaptability, operating features and post-installation support. MarkCare believes it can be competitive by:

o Pursuing its strategic partnering strategy with larger PACS related companies
o Developing software applications which are platform and data base independent, which broadens MarkCare's market base
o Emphasizing its current software operation features and performance including its image management system
o        Continually  updating  its software and adding additional features
o Focusing and promoting its development efforts on web based technology


Employees

     As of September 30, 1999, MarkCare-US had two management employees, one sales employee, nine technical support staff and two office and clerical employees.

     As of September 30, 1999, MarkCare-UK had 14 software engineers, four management employees, three sales employees, eight support staff, and five office staff.


Copyrights, Patents and Trade Secrets

     The IntraScan II PACS system software programs are protected by British common law copyright and United States copyright. MarkCare also requires employees and third party nondisclosure agreements in an effort to protect proprietary information and prevent reverse engineering of its products. Because the software industry is subject to rapid technological change and accelerated obsolescence, MarkCare believes the programming and creative skills of its personnel, product development and frequent product enhancements, name recognition and post installation support and maintenance are more important to maintaining its competitiveness. MarkCare believes its existing copyrights and commitment to the continuous development of superior products will allow it to maintain its competitiveness in the PACS market.

Item 2.  Property

     Mark leases its executive offices at 1515 Broad Street, Bloomfield, New Jersey 07003, which consists of 6,500 square feet of space. Mark's lease expires on December 31, 2001 and provides for monthly rent of $8,125.

     In addition, Mark leases 74,000 square feet of manufacturing space in Jersey City, New Jersey pursuant to a triple net lease expiring on November 15, 2004 at an annual rental of $174,000 for the initial five years. The rent for the remaining three years is subject to increases based on the consumer price index at that time.

     MarkCare-UK leases 8,000 square feet pursuant to a 25 year lease expiring June 30, 2024 at an annual rental cost of $147,000. MarkCare-UK received six months free rent as an inducement to enter into the long-term lease.

     Management believes its present manufacturing facilities and additional available facilities are sufficient for Mark's current and anticipated needs.


Item 3.  Legal Proceedings

     On August 28, 1998, Evergreen Mobile Company filed a demand for arbitration against Mark in San Francisco, California with the American Arbitration Association alleging delay and warranty claims of $1,333,000 related to a contract under which Mark provided modular steel cells for $432,000. By agreement dated September 8, 1999, Mark reached a settlement with Evergreen whereby Mark will pay to Evergreen the sum of $300,000 in installments of $50,000 due by December 31, 1999 and $250,000 by May 31, 2000. If Mark fails to make either payment, Mark has agreed that a confession of judgment may be filed by Evergreen against Mark in the amount of $459,000.

     In September 1997, the Pulaski County Board of Indiana filed a lawsuit against Mark and Calumet Construction Corporation ("Calumet"), the general contractor, related to a project where Mark provided modular steel cells for $913,731. The County alleges delay claims and other damages caused by, among other things, delays in delivery of the cells and requests a declaratory judgment for the allocation of the remaining balance of $313,700 the County believes it owes Mark and Calumet under the project. The parties attempted to resolve the dispute through mediation, during which Calumet asserted backcharges against Mark in the amount of $399,000. On January 18, 1999, Mark reached a settlement with the other parties wherein Mark received $170,000 in total settlement of all claims, and all parties exchanged mutual releases.

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


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

(a)  Market Information.

     The following table sets forth for the calendar quarters indicated the high and low bid prices of Mark's Common Stock, after giving effect to the 1 for 4 reverse split effected on June 15, 1999. The Common Stock trades on the Nasdaq SmallCap Market under the symbol "MCSI".


                                             Common Stock
                             ----------------------------------------------
                             --------------------- -- ---------------------
                                     High                     Low
                             ---------------------    ---------------------
                             ---------------------    ---------------------
1997
1st Quarter                      11                       3-3/4
2nd Quarter                      18                       7-7/8
3rd Quarter                      18                       7-3/4
4th Quarter                      17-1/2                   8-3/4

1998
1st Quarter                       9-3/4                   6-5/8
2nd Quarter                       8                       4
3rd Quarter                       7-3/4                   1-3/4
4th Quarter                       3-5/8                   2

1999
1st Quarter                       6                       2
2nd Quarter                       5-5/8                   2-7/16
3rd Quarter                       5-5/8                   1-5/8

-------------------------------------------------------------------------------

     Over-the-counter quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

(b)  Holders.

     As of September 30, 1999, there were 196 holders of record of the Common Stock. Mark estimates the number of beneficial holders of its Common Stock to be in excess of 575. There are 16 market makers in the Common Stock.

(c)  Dividends.

     Mark has never paid and does not intend to pay in the foreseeable future, cash dividends on its Common Stock.

(d)  Sales of Unregistered Securities in Fiscal Year 1999.

     The following sets forth information regarding private placements of equity securities by Mark during the fiscal year ended June 30, 1999 which were not included in previously filed Mark reports.

     On December 28, 1998, Mark issued five-year warrants to purchase 25,000 shares of Common Stock at $4.00 per share to a consulting company for software support services related to IntraScan II. This issuance was effected in reliance on the registration exemption provided by Section 4(2) of the Securities Act as not involving a public offering due to the limited nature of the offering and the company's relationship with Mark.

     On December 28, 1998, Mark issued three-year options to purchase 5,000 shares of Common Stock at $4.00 per share to two employees as incentive compensation. Each of the issuance's was effected in reliance on the registration exemption provided by Section 4(2) of the Securities Act as not involving a public offering due to the limited nature of the offering and the individuals' relationship with Mark.

     On January 4, 1999, Mark issued two-year warrants to purchase 41,250 shares of Common Stock at $2.00 per share to a consulting company for financial public relations services. This issuance was effected in reliance on the registration exemption provided by Section 4(2) of the Securities Act as not involving a public offering due to the limited nature of the offering, the company's relationship with Mark and the investor sophistication of the company.

     On February 28, 1999, Mark granted 6,000 shares of Common Stock to an employee as a hiring bonus, subject to a three-year vesting schedule. This grant was effected in reliance on the registration exemption provided by Section 4(2) of the Securities Act as not involving a public offering due to the limited nature of the offering and the individuals' relationship with Mark.

     In connection with the conversion of $750,000 principal amount convertible debentures in June 1998, Mark agreed to issue additional shares of Common Stock to the holder if the per share trading price of the Common Stock fell below $5.00 per share on specified dates through January 31, 2000, provided such issuance's do not result in the holder beneficially owning over five percent of Mark's Common Stock. As of September 30, 1999, Mark is obligated to issue this holder an additional 187,500 shares of Common Stock under this adjustment provision price but has not formally done so due to the beneficial ownership restriction. Mark is also obligated to issue additional shares of Common Stock if the per share trading price of the Common Stock is below $2.50 on either October 31, 1999 or January 31, 2000. The conversion agreement was effected in reliance on the registration exemption provided by Section 4(2) of the Securities Act as not involving a public offering due to the limited nature of the offering and the investor sophistication of the holder.


Item 6. Selected Financial Data

     The following Selected Financial Data are based upon financial statements appearing elsewhere herein and such information should be read in conjunction with such financial statements and notes thereto.

Income Statement Data:

                                                                         Fiscal Years Ended June 30,
                                                               (in thousands, except share and per share data)

                                                   1999             1998             1997            1996             1995
                                                ------------    -------------     ------------    ------------     ------------
Revenues                                           $ 10,226          $12,922          $ 6,450         $ 3,454          $ 6,125
Costs and Expenses:
 Costs of Sales                                       7,113           10,628            6,201           4,022            5,976
 General and administrative                           2,085            2,405            2,312           3,152            3,451
 Software costs                                       1,225              409              256              13              ---
 Marketing Costs                                      1,264              679              604             554              425
 Amortization Expense                                   210              210              210             ---              ---
 Other Costs                                            798              582              609             ---              ---
 Reduction of carrying value of assets                  ---              ---              ---             777              ---
                                                ------------    -------------     ------------    ------------     ------------
  Total Costs and Expenses                           12,695           14,913           10,192           8,518            9,852
                                                ------------    -------------     ------------    ------------     ------------

Operating (Loss)                                    (2,469)           (1,991)          (3,742)         (5,064)          (3,727)

Net Other (Expense)                                   (241)             (397)          (1,697)            (47)             (86)

Income Tax Benefit                                    1,000              ---              ---             ---              ---
                                                ------------    -------------     ------------    ------------     ------------

(Loss) From Continuing Operations                   (1,710)           (2,388)          (5,439)         (5,111)          (3,813)

(Loss) From Discontinued Operations                     ---              ---              ---           (104)          (1,377)
                                                ------------    -------------     ------------    ------------     ------------

Net (Loss)                                         $(1,710)          $(2,388)         $(5,439)        $(5,215)         $(5,190)
                                                ============    =============     ============    ============     ============

(Loss) per Share                                      (.36)             (.58)           (1.53)          (1.64)           (1.94)
                                                ============    =============     ============    ============     ============

Weighted Average Shares Outstanding               4,945,257        4,145,101       3,555,402        3,183,006        2,681,551





Balance Sheet Data:

                                                                         Fiscal Years Ended June 30,
                                                               (in thousands, except share and per share data)
                                                -------------------------------------------------------------------------------

                                                   1999             1998             1997            1996             1995
                                                ------------    -------------     ------------    ------------     ------------
Working Capital (Deficit)                        $ 1,032           $ 3,077          $   923          $   676          $   (48)
Net Property and Equipment                         1,224               439              347              377              318
Total Assets                                       9,070             5,174            5,432            3,084            3,978
Current Liabilities                                5,832               999            3,245              954            2,170
Other Liabilities                                    505             1,060            2,340               50               20
Temporary Stockholders' Equity                       ---             1,220              ---              ---              ---
Stockholders' Equity (Deficiency)                  2,733             1,895             (153)           2,079            1,789



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     Mark's results of operations, liquidity, and working capital position have been historically impacted by sporadic sales of its principal products, modular steel cells and IntraScan II PACS software.

     Mark's modular steel cell is an alternative to traditional construction methods, and penetration into the construction market has met resistance typically associated with an unfamiliar product. Accordingly, Mark has been, and will continue to be, subject to sales fluctuations until its modular cell technology obtains broader acceptance in the construction market. Based on the increase in the number of projects being designed for steel cells, management believes its cell are receiving greater market acceptance as a viable alternative to concrete. Mark continues to promote it steel cells to the architectural, engineering, and construction communities by making sales presentations, participating in trade shows, conducting selected direct mail campaigns and engaging in other marketing activities.

     Mark has increased its cell marketing spending to more aggressively pursue projects and persuade the construction industry to increase the use of steel cells. Mark believes this investment has been successful to date and is necessary to achieve profitability. Mark will continue to review its overhead and personnel expenses based on operating results and prospects.

     Mark is continually bidding on and soliciting joint venture opportunities regarding construction projects. Mark currently has bids pending on approximately $2,000 in modular cell projects. Mark also expects to bid on approximately $60,000 in additional cell projects which are specified steel only, and $40,000 which include steel as an equal to concrete during the fiscal year ended June 30, 2000. Revenues from any major project would substantially improve Mark's operating results and cash flow, although no assurances can be given that any of these projects will be awarded to Mark.

     For the year ended June 30, 1999, Mark was awarded $16,970 of the $25,295 in correctional cell projects it bid on. Of the projects Mark was not awarded, $4,375 were awarded to other steel manufacturers, $1,950 were awarded to conventional construction and $2,000 remains pending.

     MarkCare markets the IntraScan II PACS software as part of comprehensive PACS proposals made by MarkCare's strategic partners. See "Item 1. Business - MarkCare Medical Systems Sales and Marketing, Strategic Partners". MarkCare's principal marketing partner is Data General Corporation. In response to increased interest from its strategic partners and prospective customers, MarkCare accelerated its development and marketing efforts. Sales of the IntraScan II PACS software began to generate material revenues in the fiscal year ended June 30, 1999 and management expects these revenues to increase during fiscal 2000 although no assurances can be given in this regard. If the IntraScan marketing plan is successful, management believes that the revenues will be more constant then those presently generated by modular steel cell sales, and will reduce fluctuations in Mark's consolidated results of operations and financial condition.

     The following table sets forth Mark's segmented results of operations of continuing operations for the fiscal year ended June 30, 1999.


                                           (in thousands)
                                    Mark
                                Correctional      MarkCare
                                   Systems         Medical          Total
                               -------------     ------------    -------------
Revenues                         $   8,497        $   1,729       $   10,226
Cost of Sales                        6,565              548            7,113
General and Administrative           1,908              177            2,085
Operating (loss)                    (1,871)            (598)          (2,469)


Results of Operations

     The substantial majority of Mark's operating revenues for the reported periods were derived from the sale of its modular steel cells. Management believes that the sale of cells will continue to represent a majority of Mark's operating revenues through June 30, 2000.

     The following table sets forth, for the periods indicated, the percentages, which certain items bear to revenues and the percentage increases (decreases) from period to period:

                                                      Percentage of Revenues
                                                        Year Ended June 30,                    Increase/(Decrease)
                                            --------------------------------------------   ----------------------------
                                               1999            1998            1997         1999-1998       1998-1997
                                            ------------   -------------   -------------   ------------    ------------
Revenue                                        100.0           100.0           100.0          (20.9)          100.3
Cost of sales                                   69.6            82.2            96.1          (33.1)           71.4
Selling, general & administrative               54.6            33.2            61.9           30.3             7.4
                                            ------------   -------------   -------------   ------------    ------------
Operating income (loss)                        (24.2)          (15.4)          (58.0)          24.0           (46.8)
Other income (expenses)                         (2.3)          ( 3.1)          (26.3)          39.3           (76.6)
                                            ------------   -------------   -------------   ------------    ------------
(Loss) before income tax benefit               (26.5)          (18.5)          (84.3)          13.5           (56.1)
Income tax benefit                               9.8             ---             ---            ---             ---
                                            ------------   -------------   -------------   ------------    ------------
Net (loss)                                     (16.7)          (18.5)          (84.3)         (28.4)          (56.1)
                                            ============   =============   =============   ============    ============



Fiscal Year Ended June 30, 1999 Compared to
Fiscal Year Ended June 30, 1998

     Revenues from sales for the fiscal year ended June 30, 1999, decreased 20.9% to $10,226 from $12,922 for the comparable period. This decrease is primarily attributable to fewer cell contracts in fiscal 1999 and deferred shipping and billing on a $7.3 million Puerto Rico project caused by unexcused progress payment delays of the customer.

     Cost of sales for the fiscal year ended June 30, 1999, consisting of materials, labor and fixed factory overhead expense and decreased by 33.1% to $7,113 from $10,628 for the comparable period. Cost of sales as a percentage of revenues was 69.6% for the year ended June 30, 1999 as compared to 82.2% for the comparable period. The reduction in cost of sales was caused by more favorable margins on projects awarded and tighter manufacturing controls.

     General and administrative expenses for the fiscal year ended June 30, 1999 decreased 13.3% to $2,085 from $2,405 for the comparable period. Stabilization and reduction of these expenses is attributable to management's focus on cost controls.

     Marketing costs for the fiscal year ended June 30, 1999, increased 86.2% to $1,264 from $679 for the comparable period. This increase in due to the expanded efforts for its two products, modular steel cells and IntraScan II PACS software. Mark has hired several additional sales personnel in its modular steel business and is participating in more trade shows than it had in prior years.

     Software costs for the fiscal year ended June 30, 1999 related to IntraScan II, increased 200.0% to $1,225 from $409 for the comparable period. This increase is due to management's decision to focus working capital on IntraScan II and related items in response to increased interest from distributors and potential customers.

     Mark's operating loss for the fiscal year ended June 30, 1999 increased by 24.0% to $2,469 from $1,991 for the comparable period. Included in the loss for fiscal 1999 were charges items related to lawsuit settlements, consulting fees, and other of $1,008. For the same periods, Mark's net loss decreased by 28.4%.

Fiscal Year Ended June 30, 1998 Compared to
Fiscal Year Ended June 30, 1997

     Revenues from sales for the fiscal year ended June 30, 1998, increased 100.3% to $12,922 from $6,450 for the comparable period. This increase is primarily attributable to the awarding of a $12,000 project under the New York State agreement.

     Cost of sales for the fiscal year ended June 30, 1998, consists of materials, labor and fixed factory overhead expense and increased by 71.4% to $10,628 from $6,201 for the comparable period. Cost of sales as a percentage of revenues was 82.2% for the year ended June 30, 1998 as compared to 96.1% for the comparable period. Management expects continued gross profit improvement as sales become less sporadic and as the plant achieves additional operating efficiencies. For the year ended June 30, 1998 fixed factory overhead expenses were $264 as compared to $273 for the comparable 1997 period. Management believes that the substantial majority of the revenues of the MarkCare line will be attributable to software sales and support services, which have higher gross profits.

     General and administrative expenses for the fiscal year ended June 30, 1998, increased 4.0% to $2,405 from $2,312 for the comparable 1997 period. Stabilization of these expenses is attributable to management's focus on cost controls.

     Marketing costs for the fiscal year ended June 30, 1998, increased 12.4% to $679 from $604 for the comparable period.

     Development costs for the fiscal year ended June 30, 1998 related to IntraScan II, increased 60.0% to $409 from $256 for the comparable period.

     Mark's operating loss for the year ended June 30, 1998 decreased by 46.8% to $1,991 from $3,742 for the comparable period. For the same periods, Mark's net loss decreased by 56.1%.


Liquidity and Capital Resources

     Mark's working capital requirements result principally from staff and management overhead, office expense and marketing efforts. Mark's working capital requirements have historically exceeded its working capital from operations due to sporadic sales. Accordingly, Mark has depended on and, absent continued improvements in operations, will depend on new capital in the form of equity or debt financing to meet its working capital deficiencies, although no assurances can be given that such financing will be available. Mark believes its present available working capital from existing contracts and from anticipated contracts is sufficient to meet its operating requirements through June 30, 2000. If Mark requires additional capital, it will continue to principally look to private sources.

     Mark's inventories decreased from $112 at June 30, 1998 to $-0- at June 30, 1999. Mark currently accounts for all materials as project costs as reflected by the recording of costs and estimated earnings in excess of billings. While Mark presently does not have any material commitments for capital expenditures, management believes that its working capital requirements for inventory and other manufacturing related costs will significantly increase with increases in product orders.

     For the fiscal year ended June 30, 1999, Mark had negative cash flow from operating activities of $1,125. For the fiscal year ended June 30, 1999, Mark had negative cash flow from investing activities of $1,127 the majority of which is attributable to the purchase of property and equipment. Mark has no present intention of making any acquisition, which would have a material negative or positive effect on cash flow.

     For the fiscal year ended June 30, 1999, financing activities provided $1,985 in cash, principally from the private placement of its securities and short term loans from officers, which were repaid on September 1, 1999.

     Cash and cash equivalents decreased from $565 at June 30, 1998 to $298 at June 30, 1999 due to operating losses incurred during the year. Working capital decreased to $1,032 at June 30, 1999 from $3,077 at June 30, 1998 primarily due to losses incurred by Mark during the year.

     On July 1, 1999, Mark borrowed $200,000 payable on or before July 31,2000, at an annual interest rate of 10%. The loan agreement provided that upon failure to repay the loan by September 1,1999, the loan could be converted into a Preferred Stock which is convertible into shares of Common Stock at a rate of 70% of the average closing bid price the five trading days immediately preceding the conversion dates. The loan was converted to Preferred Stock in September 1999.

Other Matters

     As of June 30, 1999, Mark had net operating loss carry-forwards of approximately $21,900. Such carry-forwards begin to expire in the year 2009 if not previously used. Approximately $1,700 of the carry-forward is restricted as to utilization under Section 382 of the Internal Revenue Code. Since realization of the tax benefits associated with these carry-forwards is not assured, a full valuation allowance was recorded against these tax benefits as required by SFAS No. 109.


Impact of Inflation and Changing Prices

     Mark has been affected by inflation through increased costs of materials and supplies, increased salaries and benefits and increased general and administrative expenses; however, unless limited by competitive or other factors, Mark passes on increased costs by increasing its prices for products and services.


Forward Looking Statements

     Except for the historical information contained herein, the matters discussed in this report are forward looking statements under the federal securities law. These statements are based on current plans and expectations of Mark and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include whether cell and PACS projects are awarded to Mark and the timing of their completion, meeting current and future financial requirements, competition and changes in PACS related technology.


Year 2000 Disclosure

     After an evaluation and analysis of its operations, including its financial and operational computer systems applications, Mark has concluded no material adverse effect on its operations will occur due to Year 2000 software failures. To the extent modifications are required, management believes the related costs will not materially affect Mark's financial position.

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


Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                        Not Applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The following table sets forth the names and ages of the members of Mark's Board of Directors and its executive officers.

Name                          Age      Position
Carl Coppola (1)               59      Chairman of the Board,
                                       President, Chief Executive Officer
Michael Nafash                 38      Chief Financial Officer,
                                       Director
Michael J. Rosenberg           54      Vice President - Sales and Marketing
Leonid Futerman                40      Vice President - MarkCare U.S.
Richard Branca (2)             51      Director
Yitz Grossman                  44      Director
Ronald E. Olszowy              53      Director
William Westerhoff (1)         61      Director

 ------------------------------------
(1) Member of the Compensation Committee
(2) Member of the Audit Committee

     All directors hold office until the next annual meeting of shareholders of Mark (currently expected to be held during December 1999) and until their successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

Carl Coppola has been a Director, President and Chief Executive Officer of Mark since 1984. For more than 30 years, Mr. Coppola has been President and Chief Executive Officer of Mark Lighting Fixture Co., Inc., an unaffiliated entity.

Michael Nafash has been the Chief Financial Officer of Mark since January 1998 and has been a Director since December 18, 1995. From February 1994 to January 1998, Mr. Nafash was employed by Evolutions, Inc. (OTC), an environmental oriented apparel company, as Chairman of the Board, President and Chief Executive Officer. On January 5, 1998, Evolutions, Inc. filed a Chapter 7 bankruptcy petition (Case no. 98-20010) in the U.S. Bankruptcy Court in Newark, New Jersey. From 1992 to June 1996, Mr. Nafash was employed by Pure Tech International, Inc., a plastics and metal recycling company, including as Chief Financial Officer from October 1993 to March 1995.

Michael J. Rosenberg has been Vice President - Marketing and Sales for Mark since 1990.

Leonid Futerman has been the Vice President of MarkCare - US since January 1994.

Richard Branca has been a Director of Mark since November 18, 1992. Since 1970 Mr. Branca has been President and Chief Executive Officer of Bergen Engineering Co., a construction company.

Yitz Grossman has been a Director of Mark since December 4, 1997. Since 1983 he has been President and Chairman of Target Capital Corporation, a financial consulting company.

Ronald E. Olszowy has been a Director of Mark since November 18, 1992. Since 1966, Mr. Olszowy has been President and Chief Executive Officer of Nationwide Bail Bonds, which provides bail, performance and fidelity bonds. Mr. Olszowy has also been President of Interstate Insurance Agency since 1980.

William Westerhoff has been a director of Mark since November 18, 1992. Mr. Westerhoff has been retired since June 1992. Prior thereto, and for more than five years, Mr. Westerhoff was a partner of Sax, Macy, Fromm & Co., certified public accountants.

Directors Compensation

         Each outside director receives a $1,000 fee and is reimbursed for actual travel expenses for each meeting attended. The fees will be accrued but remain unpaid until Mark's financial condition sufficiently improves as determined by Mr. Coppola. Mark has established a policy of granting stock options to directors exercisable at the closing sales price of the Common Stock on the date of the grant. Compliance with Section 16(a) of the Securities Exchange Act of 1934 Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and 10% shareholders to file with the Securities and Exchange Commission reports of ownership and changes in ownership of Mark's equity securities including its Common Stock. Such persons are also required to furnish Mark with such reports.

         To Mark's  knowledge  during the fiscal year ended June 30,  1999,  all
Section 16(a) filing requirements were satisfied.

Item 11.  Executive Compensation.

         The following table sets forth the amount of all compensation paid to each of Mark's named executive officers whose compensation exceeded $100,000, including its Chief Executive Officer, for Mark's last three fiscal years.


============================= ======================================== ===================================== ===============
                                                                              Long Term Compensation
                                        Annual Compensation                       Awards/Payouts
============================= ======================================== ===================================== ===============
Name and Principal                                                     Restricted
Position                                               Other Annual       Stock       Options/    LTIP         All other
                       Year   Salary ($)  Bonus ($)    Compensation     Awards $       SARS #      Payouts    compensation
--------------------- ------- ----------- ---------- ----------------- ------------ ------------- ---------- --------------
Carl Coppola,          1999     $200,000        -0-               -0-          -0-           -0-        -0-             -0-
President & CEO        1998      200,000        -0-               -0-          -0-        50,000        -0-             -0-
                       1997      300,000        -0-               -0-          -0-       187,500        -0-             -0-
--------------------- ------- ----------- ---------- ----------------- ------------ ------------- ---------- --------------

Michael Nafash,  CFO   1999      100,000        -0-               -0-          -0-           -0-        -0-             -0-
                       1998       50,000        -0-               -0-          -0-        37,500        -0-             -0-
--------------------- ------- ----------- ---------- ----------------- ------------ ------------- ---------- --------------
Michael Rosenberg,     1999      122,892        -0-               -0-          -0-        37,500        -0-             -0-
Vice President         1998       88,055        -0-               -0-          -0-           -0-        -0-             -0-
                       1997       79,519        -0-               -0-          -0-           -0-        -0-             -0-
--------------------- ------- ----------- ---------- ----------------- ------------ ------------- ---------- --------------
Leonid Futerman,       1999      160,052        -0-               -0-          -0-        62,500        -0-             -0-
Vice President         1998       97,137        -0-               -0-          -0-           -0-        -0-             -0-
                       1997       90,455        -0-               -0-          -0-           -0-        -0-             -0-
--------------------- ------- ----------- ---------- ----------------- ------------ ------------- ---------- --------------


Options / SAR Grants in Fiscal Year 1999

     The following table sets forth individual grants of stock options to the named executive officers in the Summary Compensation Table for the fiscal year ended June 30, 1999.


================================================================================================== ====================
                                                                                                        Potential
                                                                                                    Realizable Value
                                                                                                       at Assumed
                                                                                                     Annual Rates of
                                                                                                       Stock Price
                                                                                                    Appreciation for
                                                                                                     Option Term (1)
============================ ============== ==================== =============== ================= ========= ==========
                                            % of Total Options
                                Options         Granted to          Exercise
                                Granted        Employees in          Price          Expiration
Name                            (#)(2)          Fiscal Year          ($/Sh)            Date         5% ($)    10%($)
---------------------------- -------------- -------------------- --------------- ----------------- --------- ---------
Michael Rosenberg               37,500             25.0%             $4.00           09/16/01       23,625    49,650
---------------------------- -------------- -------------------- --------------- ----------------- --------- ---------
Leonid Futerman                 62,500             41.7%             $4.00           09/16/01       39,406    95,775
---------------------------- -------------- -------------------- --------------- ----------------- --------- ---------


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

(2)  The closing sales price on date of option grants was $4.00 per share.

1999 Fiscal Year End Option Values

     The following table sets forth the value of options granted to the named officers in the Summary Compensation Table for the fiscal year ended June 30, 1999.

                         Number of Securities             Value of Unexercised
                        Underlying Unexercised            In-the-Money Options
                       Options at Fiscal year (#)       At Fiscal Year End ($)
Name                  Exercisable / Unexercisable    Exercisable / Unexercisable
-----------           ----------------------------   ---------------------------
Michael Rosenberg             37,500/-0-                        -0-(1)
Leonid Futerman               62,500/-0-                        -0-(1)

--------------------------------
(1) Based upon a closing sales price of $1.875 per share of Common Stock on September 30, 1999


Employment Agreements

     Pursuant to a three-year employment agreement expiring on June 30, 2000, Mr. Coppola receives an annual base salary of $200,000 and was granted three-year options to purchase 62,500 shares of Common Stock at an exercise price of $4.50, 62,500 shares of Common Stock at an exercise price of $8.00 and 62,500 shares at an exercise price of $11.00. In addition, Mr. Coppola is entitled to reimbursement of expenses not to exceed $15,000 annually and is provided with an automobile and maintenance and use reimbursement by Mark. Mr. Coppola's employment is terminable by Mark upon 90 days written notice and provides for a two-year non-compete period to take effect upon termination.

     Pursuant to a three-year employment agreement expiring on December 1, 2001, Mr. Rosenberg receives an annual base salary of $125,000 with salary increases of $25,000 per year on August 1, 1999 and 2000 and was granted three-year options to purchase 37,500 shares of Common Stock at an exercise price of $4.00. In addition, Mark provides Mr. Rosenberg with an automobile and maintenance and use reimbursement. Mr. Rosenberg's employment is terminable for cause by Mark upon written notice and provides for a one-year non-compete period to take effect upon termination.

     Pursuant to a three-year employment agreement expiring on December 1, 2001, Mr. Futerman receives an annual base salary of $150,000 with salary increases of $25,000 per year on August 1, 1999 and 2000 and was granted three-year options to purchase 62,500 shares of Common Stock at an exercise price of $4.00. In addition, Mark provides Mr. Futerman with an automobile and maintenance and use reimbursement. Mr. Futerman's employment is terminable for cause by Mark upon written notice and provides for a one-year non-compete period to take effect upon termination.

Stock Option Plan

     Under Mark's 1993 Stock Option Plan (the "Option Plan"), options to purchase up to 250,000 shares of Common Stock may be granted to key employees and officers of Mark or any of its subsidiaries. The Option Plan is designed to qualify under Section 422 of the Internal Revenue Code as an "incentive stock option" plan.


401(k) Plan

     Under its 401(k) retirement plan, Mark makes matching contributions in shares of Common Stock equal to each employee's cash contribution up to five percent of the employee's annual salary. The number of shares of Common Stock is calculated by dividing the amount of the matching contribution by the average daily per share closing price.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information with respect to each beneficial owner of 5% or more of the Common Stock, each Director of Mark, each Executive Officer of Mark who is named in the Summary Compensation Table and all Executive officers and Directors as a group as of September 30, 1999. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, unless otherwise noted.

-------------------------------------------------------------------------------
                                      Number of                   % of Shares
Beneficial Owner                    Shares Owned                  Outstanding
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Carl C. Coppola
% Mark Solutions, Inc.
1515 Broad Street
Bloomfield NJ 07003                  699,275 (1)                      11.9%
-------------------------------------------------------------------------------
William Westerhoff                    40,000 (2)                       (4)
-------------------------------------------------------------------------------
Richard Branca                        56,250 (2)                       (4)
-------------------------------------------------------------------------------
Michael Rosenberg                     80,975 (3)                       1.4%
-------------------------------------------------------------------------------
Ronald E. Olszowy                     52,500 (2)                        (4)
-------------------------------------------------------------------------------
Leonid Futerman                       99,750 (5)                       1.7%
-------------------------------------------------------------------------------
Michael Nafash                        53,375 (6)                        (4)
-------------------------------------------------------------------------------
Yitz Grossman                         29,833 (7)                        (4)
-------------------------------------------------------------------------------
All executive officer
and directors as a group
(7 persons)                         1,111,958(8)                      17.9%
------------------------------------------------ ------------------------------

(1) Includes 15,800 shares held in trust for the benefit of three children of Mr. Coppola. Mr. Coppola disclaims beneficial ownership of these shares. Also includes 250,000 shares of Common Stock issuable pursuant to options that are presently exercisable.
(2) Represents or includes 40,000 shares of Common Stock issuable pursuant to options which are presently exercisable.
(3) Includes 66,250 shares of Common stock issuable pursuant to options which are presently exercisable.
(4) Less than 1%
(5) Includes 97,500 shares of Common stock issuable pursuant to options which are presently exercisable.
(6) Includes 52,500 shares of Common Stock issuable pursuant to options that are presently exercisable.
(7) Includes 4,833 shares held in charitable trust of which Mr. Grossman serves as one of the trustees. Mr. Grossman disclaims beneficial ownership of these shares. Also includes 25,000 shares of Common Stock issuable pursuant to options that are presently exercisable.
(8) Includes 611,250 shares of Common Stock issuable pursuant to warrants or options that are presently exercisable.


Item 13.  Certain Relationships and Related Transactions.

     Mark purchases lighting fixtures, fabricating services and other related services from Mark Lighting Fixtures Co., Inc. ("Mark Lighting"), a company wholly owned by Carl Coppola, President and Chief Executive Officer of Mark. For the fiscal year ended June 30, 1999, Mark paid Mark Lighting $244,000 for such goods and services.

     In  connection   with  all  modular  steel  cell  projects   which  require
performance bonds, Mr. Coppola provides third party guarantees.

     In May 1998, Mark loaned Mr. Coppola $100,000 at 10% interest per annum. The loan was payable on demand and was repaid in full in September 1998.

     In June 1999, three officers of Mark made loans to Mark totaling $350,000. The loans were payable by September 1, 1999 with an interest rate of 10% per annum. These loans were repaid on September 1, 1999.

     See Item 11. Executive Compensation - Employment Agreements - for a description of stock options granted to Michael Rosenberg and Leonid Futerman.

     Management believes that each of the foregoing transactions are on terms no less favorable to Mark than could be obtained from unaffiliated third parties.

                                     PART IV

  Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.

  (a)(1)  Consolidated Financial Statements

              - Reports of Independent Accountants              F-1, F-2
              - Consolidated Balance Sheets for
                 June 30, 1999 and 1998                         F-3
              - Consolidated Statements of Operations
                 for fiscal years ended June 30, 1999,
                 1998 and 1997                                  F-5
              - Consolidated Statements of Stockholders
                 Equity for fiscal years ended June 30,
                 1999, 1998 and 1997                            F-6
              - Consolidated Statement of Cash Flows
                 for fiscal years ended June 30,
                 1999, 1998 and 1997                            F-8
              - Notes to Consolidated Financial Statements      F-9
              - Chantrey Vellacott Report                       F-26
              - Baker Tilly Report                              F-28
     (3) Exhibits.


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

     3.        a)--     Amended and Restated Certificate of
                        Incorporation (Incorporated by reference to Exhibit 3(i)1 to Mark's Form 10-Q for the period ended December 31, 1998)

               b)-- Certificate of Designation of Series "A" Preferred Stock.(Incorporated by reference to Exhibit 3(i)2 to Mark's Form 10-Q for the period ended December 31, 1998)

               c)--     Certificate of Designation of Series "B"
                        Preferred Stock. (Incorporated by reference to Exhibit 3(i)3 to Mark's Form 10-Q for the period ended December 31, 1998)

               d)-- By-laws (Incorporated by reference to Exhibit 3 b) to Mark's Form 10-K for the fiscal year ended June 30, 1998)

    4.         a)--     Specimen Stock Certificate (Incorporated by
                        reference to Exhibit 4 a) to Mark's Form 10-K for the fiscal year ended June 30, 1998)

    10.     Material Contracts

              a)--      Employment Agreement between Mark
                        and Carl Coppola (Incorporated by
                        reference to Exhibit 10 a) to Mark's
                        Form 10-K for the fiscal year ended
                        June 30, 1997)

              b)--      Employment Agreement between Mark
                        and Michael Rosenberg

              c)--      Employment Agreement between Mark
                        and Leonid Futerman

              d)-- Incentive Stock Option Plan incorporated by reference to Exhibit 10(b) to Mark's
                        Form 10-K for the year ended June 30, 1998

              e)--      Agreement between New York State
                        and Mark dated July 17, 1996.
                        (Incorporated by reference to Exhibit
                        10 d) to Mark's Form 10-K for the
                        fiscal year ended June 30, 1996)

              f)--      Agreement between Data General
                        Corporation and Mark dated March
                        18, 1996 as amended on January 20,
                        1997. (Incorporated by reference
                        to Exhibit 10 e) to Mark's Form 10-K
                        for the fiscal year ended June 30, 1996)

   21. Subsidiaries of Mark (Incorporated by reference to Exhibit 21 to Mark's Form 10-K for the fiscal year ended June 30, 1998.)

   24.    Power of Attorney (included on page 34)

   27.    Financial Data Schedule

   (b)      Reports on Form 8-K.

        The following reports on Form 8-K have been filed by Mark during the quarter ended June 30, 1999:

  Date of Report                    Items Reported, Financial Statements Filed
  ----------------                  -------------------------------------------

   April 16, 1999                         Item 5.  Other Events

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


                                                  MARK SOLUTIONS, INC.

     October 12, 1999                             By:  /s/ Carl Coppola
                                                  --------------------------
                                                 (Carl Coppola, Chief Executive
                                                        Officer and President)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                           Title                        Date

/s/ Carl Coppola                  Chief Executive Officer       October 12, 1999
----------------------            President and Director
(Carl Coppola)                    (Principal Executive
                                   Officer)

/s/Michael Nafash                 Chief Financial Officer,      October 12, 1999
----------------------            Vice President and
(Michael Nafash)                  Director

/s/ Richard Branca                Director                      October 12, 1999
----------------------
(Richard Branca)

/s/ Ronald Olszowy                Director                      October 12, 1999
---------------------
(Ronald E. Olszowy)

/s/William Westerhoff             Director                      October 12, 1999
---------------------
(William Westerhoff)

/s/Yitz Grossman                  Director                      October 12, 1999
---------------------
(Yitz Grossman)

               Report of Independent Certified Public Accountants


Board of Directors and Shareholders
Mark Solutions, Inc. and Subsidiaries
Bloomfield, New Jersey

We have audited the consolidated balance sheets of Mark Solutions, Inc. and Subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of MarkCare Medical Systems Limited, a wholly owned subsidiary, which statements reflect total assets of $485 and $155 as of June 30, 1999 and 1998, respectively, and a net loss of $1,375 and $1,301 for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for MarkCare Medical Systems Limited, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mark Solutions, Inc. and Subsidiaries as of June 30, 1999 and 1998, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                              HOLTZ RUBENSTEIN & CO., LLP


Melville, New York
September 2, 1999

                          Independent Auditors' Report




To the Board of Directors and Stockholders of Mark Solutions, Inc. and Subsidiaries

     We have audited the accompanying consolidated statements of operations, stockholders' equity (impairment), and cash flows of Mark Solutions, Inc. and Subsidiaries for the year ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of MarkCare Medical Systems Limited, a wholly owned subsidiary, which statements reflect total revenues of $224 for the year ended in June 30, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofor as it relates to the amounts included for MarkCare Medical Systems Limited, is based solely on the report of the other auditors.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows of Mark Solutions, Inc. and Subsidiaries for the year ended June 30, 1997 in conformity with generally accepted accounting principles.

                                                   Sax Macy Fromm & Co., PC
                                                  Certified Public Accountants

Clifton,  New Jersey
August 22,  1997
Except for Note 1 as
to which the date is
September 23, 1997


                      MARK SOLUTIONS, INC. AND SUBSIDIARIES
                      -------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                 (in thousands, except share and per share data)



                                                                                            June 30,
                                                                                --------------------------------
                                                                                   1999                  1998
           ASSETS                                                               ----------           -----------
           ------

CURRENT ASSETS:
   Cash and cash equivalents                                                    $      298           $       565
   Restricted cash                                                                      -                  1,234
   Subscriptions receivable                                                             -                  1,231
   Note receivable                                                                     250                    -
   Accounts receivable, less allowance for doubtful
     accounts of $6 in 1999 and 1998                                                 4,744                   624
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                                               1,007                    -
   Due from officer                                                                     -                    102
   Inventories (Note 3)                                                                 -                    112
   Deferred tax asset (Note 12)                                                        500                    -
   Prepaid expenses                                                                     65                   208
                                                                                ----------           -----------
       Total current assets                                                          6,864                 4,076
                                                                                ----------           -----------

PROPERTY AND EQUIPMENT:
   Machinery and equipment                                                           1,550                 1,546
   Demonstration equipment                                                             395                   436
   Office furniture and equipment                                                      960                   398
   Leasehold improvements                                                              424                   189
   Vehicles                                                                             62                    62
   Property held under capital lease                                                   285                    47
                                                                                ----------           -----------
                                                                                     3,676                 2,678
   Less accumulated depreciation and amortization                                    2,452                 2,239
                                                                                ----------           -----------
       Net property and equipment                                                    1,224                   439
                                                                                ----------           -----------

OTHER ASSETS:
   Costs in excess of net assets of business acquired,
     less accumulated amortization of $647 in 1999
     and $437 in 1998 (Note 2)                                                         402                   612
   Deferred tax asset (Note  12)                                                       500                    -
   Other assets                                                                         80                    47
                                                                                ----------           -----------
       Total other assets                                                              982                   659
                                                                                ----------           -----------

                                                                                $    9,070           $     5,174
                                                                                ==========           ===========



              The accompanying notes are an Integral Part of these
                        Consolidated Financial Statements



                      MARK SOLUTIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS (Cont'd)
                 (in thousands, except share and per share data)


                                                                                            June 30,
                                                                                --------------------------------
                                                                                   1999                  1998
                                                                                ----------           -----------
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                             $    3,617           $       716
   Current maturities of long-term debt (Note 6)                                       365                   108
   Current portion of obligations under capital leases (Note 10)                        87                    20
   Deferred revenue                                                                    656                    -
   Due to related parties (Note 5)                                                     178                    15
   Notes payable to officers/stockholders (Note 5)                                     375                    -
   Accrued liabilities                                                                 254                   140
   Litigation settlement payable (Note 4)                                              300                    -
                                                                                ----------           -----------
       Total current liabilities                                                     5,832                   999
                                                                                ----------           -----------

OTHER LIABILITIES:
   Long-term debt, excluding current maturities (Note 6)                               370                 1,029
   Long-term portion of obligations under capital leases  (Note 10)                    135                    31
                                                                                ----------           -----------
                                                                                       505                 1,060
                                                                                ----------           -----------

COMMITMENTS AND CONTINGENCIES  (Note 11)

TEMPORARY EQUITY  (Note  7)                                                             -                  1,220
                                                                                ----------           -----------

STOCKHOLDERS' EQUITY:  (Note 6, 7 and 9)
   Common stock, $.01 par value, 50,000,000 shares
     authorized, 5,525,296 and 4,824,167 shares issued and
     outstanding at June 30, 1999 and 1998, respectively                                55                    48
   Preferred stock, $1.00 par value, $10 liquidation value;
     5,000,000 shares authorized:
       Series A; authorized and issued 122,000 shares;
         24,000 outstanding at June 30, 1999                                            24                    -
       Series B; authorized and issued 153,000 shares;
         6,000 outstanding at June 30, 1999                                              6                    -
   Additional paid-in capital                                                       34,433                31,991
   Deficit                                                                         (31,917)              (30,144)
   Accumulated other comprehensive income                                              183                    -
   Treasury stock, at cost; 17,500 shares at June 30, 1999                             (51)                   -
                                                                                ----------           -----------
                                                                                     2,733                 1,895
                                                                                ----------           -----------

                                                                                $    9,070           $     5,174
                                                                                ==========           ===========




              The accompanying notes are an Integral Part of these
                       Consolidated Financial Statements


                      MARK SOLUTIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)




                                                                                 Years Ended
                                                                                  June 30,
                                                           -----------------------------------------------------
                                                              1999                  1998                  1997
                                                           ----------            ---------             ---------

REVENUES  (Note  14)                                       $   10,226            $  12,922             $   6,450
                                                           ----------            ---------             ---------

COSTS AND EXPENSES:
 (Notes 4, 5, 10 and 11)
   Cost of sales                                                7,113               10,628                 6,201
   General and administrative expenses                          2,085                2,405                 2,312
   Marketing costs                                              1,264                  679                   604
   Software costs                                               1,225                  409                   256
   Amortization expense                                           210                  210                   210
   Litigation settlement                                          396                   -                     -
   Contract termination settlement                                 -                   115                    -
   Consulting fees                                                402                  175                   504
   Bad debt expense                                                -                   292                   105
                                                           ----------            ---------             ---------

                                                               12,695               14,913                10,192
                                                           ----------            ---------             ---------

OPERATING LOSS                                                 (2,469)              (1,991)               (3,742)
                                                           ----------            ---------             ---------

OTHER INCOME (EXPENSES):
   Interest income                                                 46                   13                    21
   Interest expense                                              (286)                (250)                 (290)
   Imputed interest expense on
     convertible debentures                                        -                  (160)               (1,423)
   Other                                                           (1)                  -                     (5)
                                                           ----------            ---------             ---------
                                                                 (241)                (397)               (1,697)
                                                            ----------            ---------             ---------

LOSS BEFORE INCOME TAX BENEFIT                                 (2,710)              (2,388)               (5,439)

INCOME TAX BENEFIT (Note 12)                                    1,000                   -                     -
                                                           ----------            ---------             ---------

NET LOSS                                                   $   (1,710)           $  (2,388)            $ (5,439)
                                                           ==========            ==========            =========


BASIC LOSS PER SHARE (Note 9)                              $    (.36)            $   (.58)             $  (1.53)
                                                           =========             ==========            =========

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING (Note 9)                           4,945,257            4,145,101             3,555,402
                                                           ==========            ==========            ==========





                   The accompanying notes are an Integral Part of these Consolidated Financial Statements

                      MARK SOLUTIONS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                 (in thousands, except share and per share data)

                                                               Common Stock           Preferred Series A      Preferred Series B
                                                               ------------           ------------------      ------------------
                                                     Total    Shares     Amount      Shares        Amount    Shares       Amount
                                                     -----    ------     ------    ----------    --------   ---------    -------
Balance, July 1, 1996                               $ 2,079  3,394,078  $  34          -         $   -          -             -
Net loss/comprehensive loss                          (5,439)    -          -            -            -          -             -
Conversion of convertible debentures                  1,409    248,049     2            -            -          -             -
Imputed interest expense in convertible debentures    1,423                -
Deferred inputed interest on convertible debentures     160     -          -            -            -          -             -
Warrants issued for services                            131     -          -            -            -          -             -
Conversion of warrants                                   -      -          -            -            -          -             -
Commissions and related fees                            (22)    -          -            -            -          -             -
Issuance of stock through private placement             106     52,644     1            -            -          -             -
                                                    -------  ---------  --------   ----------    --------  ----------    --------
Balance, June 30, 1997                                 (153) 3,694,771    37            -            -          -             -
                                                    -------  ---------  --------   ----------    --------  ----------    --------
Net loss/comprehensive loss                          (2,388)    -          -            -            -          -             -
Conversion of convertible debentures                  2,200    650,625     7            -            -          -             -
Deferred inputed interest on convertible debenture      321     -          -            -            -          -             -
Stock issued in lieu of interest                        192     11,155     -            -            -          -             -
Stock issued for services                               114     16,116     -            -            -          -             -
Warrants issued for services                             92     -          -            -            -          -             -
Conversion of warrants                                1,516    145,000     -            -            -          -             -
Commissions and related fees                           (187)    -          1            -            -          -             -
Issuance of stock through private placement              12    305,000     3            -            -          -             -
Issuance of warrants through private placement          176     -          -            -            -          -             -
Miscellaneous adjustment                                  -      1,500     -            -            -          -             -
                                                    -------  ---------  --------   ----------    --------  ----------    -------
Balance, June 30, 1998                                1,895  4,824,167    48            -             -          -             -
                                                    -------  ---------  --------   ----------    --------  ----------    -------
Comprehensive (loss):
  Net loss                                           (1,710)    -          -            -            -           -            -
  Translation adjustments                               183     -          -            -            -           -            -
                                                    -------  ---------  --------   ----------    --------  ----------    --------
Comprehensive loss                                   (1,527)    -          -            -            -           -            -
Purchase of treasury stock                              (51)    -          -            -            -           -            -
Conversion of temporary equity and convertible
  debentures to preferred stock, net of expenses
  and reclassifications                               1,947   (305,000)   (3)         122,000         122     153,000        153
Preferred stock conversion to common stock                -    869,012     8          (98,000)        (98)   (147,000)      (147)
Conversion of convertible debentures                    100     31,250     1             -            -           -           -
Amortization of financing fees                           47      -         -             -            -           -           -
Stock issued for services                               345    105,867     1             -            -           -           -
Imputed dividend on convertible Preferred Stock           -      -         -             -            -           -           -
Imputed interest on convertible Preferred Stock         (23)     -         -             -            -           -           -
                                                    -------  ---------  ------     ----------    --------  ----------    --------
Balance, June 30, 1999                              $ 2,733  5,525,296  $ 55           24,000       $  24       6,000        $ 6
                                                    =======  =========  ======     ==========    ========  ==========    ========

                   The accompanying notes are an integral part of these consolidated financial statements

                                             MARK SOLUTIONS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                        (in thousands, except share and per share data)

                                                                              Other           Treasury Stock
                                                     Paid in  Retained     Comprehensive    ------------------
                                                     Capital  Deficit        Income         Shares      Amount
                                                     -------  -------     ---------------   -------     ------
Balance, July 1, 1996                               $24,362   $(22,317)      $     -            -       $    -
Net loss/comprehensive loss                               -     (5,439)            -            -            -
Conversion of convertible debentures                  1,407          -             -            -            -
Imputed interest expense in convertible debentures    1,423          -             -            -            -
Deferred inputed interest on convertible debentures     160          -             -            -            -
Warrants issued for services                            131          -             -            -            -
Conversion of warrants                                    -          -             -            -            -
Commissions and related fees                            (22)         -             -            -            -
Issuance of stock through private placement             105          -             -            -            -
                                                    -------   --------       ----------     -------     ------
Balance, June 30, 1997                               27,566    (27,756)            -            -            -
                                                    -------   --------       ----------     -------     ------
Net loss/comprehensive loss                               -     (2,388)            -            -            -
Conversion of convertible debentures                  2,193          -             -            -            -
Deferred inputed interest on convertible debenture      321          -             -            -            -
Stock issued in lieu of interest                        192          -             -            -            -
Stock issued for services                               114          -             -            -            -
Warrants issued for services                             92          -             -            -            -
Conversion of warrants                                1,516          -             -            -            -
Commissions and related fees                           (188)         -             -            -            -
Issuance of stock through private placement               9          -             -            -            -
Issuance of warrants through private placement          176          -             -            -            -
Miscellaneous adjustment                                  -          -             -            -            -
                                                    -------   --------       ----------     -------     ------
Balance, June 30, 1998                               31,991    (30,144)            -            -            -
                                                    -------   --------       ----------     -------     ------
Comprehensive (loss):
  Net loss                                                -     (1,710)            -            -            -
  Translation adjustments                                 -          -           183            -            -
                                                    -------   --------       ----------     -------     ------
Comprehensive loss                                        -     (1,710)          183            -            -
Purchase of treasury stock                                -          -             -        17,500         (51)
Conversion of temporary equity and convertible
  debentures to preferred stock, net of expenses
  and reclassifications                               1,675          -             -            -            -
Preferred stock conversion to common stock              237          -             -            -            -
Conversion of convertible debentures                     99          -             -            -            -
Amortization of financing fees                           47          -             -            -            -
Stock issued for services                               344          -             -            -            -
Imputed dividend on convertible Preferred Stock          63        (63)            -            -            -
Imputed interest on convertible Preferred Stock         (23)         -             -            -            -
                                                    -------   --------       ----------     -------     ------
Balance, June 30, 1999                              $34,433   $(31,917)      $   183        17,500      $  (51)
                                                    =======   ========       ==========     =======     ======

              The accompanying notes are an integral part of these
                       consolidated financial statements

                      MARK SOLUTIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)
                                                                                     Years Ended
                                                                                      June 30,
                                                                     -------------------------------------------
                                                                       1999             1998              1997
                                                                     ----------      ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $ (1,710)       $   (2,388)       $  (5,439)
                                                                     ---------       ----------        ---------
   Adjustments to reconcile net loss to net
     cash used for operating activities:
       Depreciation and amortization                                      523               360              377
       Amortization of debt issue costs                                   110                -               148
       Deferred imputed interest on convertible debentures                 -                 -               160
       Securities issued for services                                     345               207              131
       Stock issued for interest expense                                   -                193            1,472
       Deferred taxes                                                  (1,000)               -                -
       Loss on disposition of property and equipment                       -                 -                 5
       (Increase) decrease in assets:
         Restricted cash                                                1,234            (1,234)             182
         Accounts receivable                                           (3,937)            2,555           (2,274)
         Costs and estimated earnings in excess
           of billings on contract in progress                         (1,007)               -                -
         Inventories                                                      112               224             (190)
         Other current assets                                               2                22              (98)
         Due from officer                                                 102              (102)              -
         Other assets                                                     (33)               48              (34)
       Increase (decrease) in liabilities:
         Accounts payable                                               2,901              (923)           1,139
         Due to related parties                                           163              (282)             251
         Accrued liabilities                                              114              (118)             (65)
         Litigation settlement payable                                    300                -                -
         Deferred revenue                                                 656                -                -
                                                                     ---------       ----------        ---------
       Net adjustments to reconcile net loss to
         net cash used for operating activities                           585               950            1,204
                                                                     ---------       ----------        ---------
       Net cash used for operating activities                          (1,125)           (1,438)          (4,235)
                                                                     ---------       ----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                   (877)             (216)            (139)
   Note receivable                                                       (250)               -                -
   Proceeds from sale of assets                                            -                 -                 2
                                                                     ---------       ----------        ---------
       Net cash used for investing activities                          (1,127)             (216)            (137)
                                                                     ---------       ----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                           379             1,033            4,500
   Repayments of long-term debt                                           (31)             (457)            (399)
   Proceeds from short-term borrowings                                  1,050             1,080            1,186
   Repayment of short-term borrowings                                    (675)           (1,515)            (820)
   Repayment of notes payable for equipment and vehicles                  (50)              (11)             (17)
   Advances to officer                                                    375                -               160
   Repayment of advances from officer                                      -               (160)              -
   Repayment of offering costs and commissions                           (243)              (46)             (22)
   Proceeds from issuance of securities                                    -              1,872              106
   Payment of debt issue costs                                             -                 -              (163)
   Collection of subscription receivable                                1,231                -                -
   Purchase of treasury stock                                             (51)               -                -
                                                                     ---------       ----------        ---------
       Net cash provided by financing activities                        1,985             1,796            4,531
                                                                     ---------       ----------        ---------
Net (decrease) increase in cash and cash equivalents                     (267)              142              159
Cash and cash equivalents at beginning of year                            565               423              264
                                                                     ---------       ----------        ---------

Cash and cash equivalents at end of year                             $    298        $      565        $     423
                                                                     =========       ==========        =========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                      MARK SOLUTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE YEARS ENDED JUNE 30, 1999
                 (in thousands, except share and per share data)





1.     Management Plans:
       ----------------

     Mark Solutions, Inc.'s (the "Company") modular cell products represent an alternative to traditional construction methods, and penetration into the construction market has met resistance typically associated with an unfamiliar product. Accordingly, the Company has been and will continue to be subject to significant sales fluctuations until its modular cell technology receives greater acceptance in the construction market, which management believes will occur as new projects are awarded and completed.

     In May 1996, the Company acquired MarkCare Medical Systems Limited, the entity which developed the IntraScan II PACS software, to more effectively control development and marketing strategy. In addition, the Company has entered into a software supplier agreement with Data General Corporation, a large computer hardware and integration provider, pursuant to which Data General will include the IntraScan II PACS software program in proposals to health care institutions. Although no assurances can be given, management believes that these actions will improve the effectiveness of its marketing plan and will enable the Company to generate material revenues from the IntraScan II PACS system in fiscal 2000. Mark received its first purchase order for its IntraScan II PACS software on August 10, 1998 from Data General.

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

     The Company believes the existing modular cell and IntraScan II contracts, presently available working capital, projected modular cell and IntraScan II contracts and other financial developments will result in improved operating results.

2.     Summary of Significant Accounting Policies:
       ------------------------------------------


     a.    Nature of  business - The  Company is a Delaware  corporation,  which
           -------------------
           operates its various businesses through wholly-owned subsidiaries and a division.

           The Company designs, manufactures, and installs modular steel cells for correctional institution construction and develops software applications under the name IntraScan for medical diagnostic picture, archiving and communication computer systems (PACS).


     b.    Basis  of  consolidation  -  The  consolidated  financial  statements
           ------------------------
           include the accounts of Mark Solutions, Inc. ("Mark") and its wholly owned Subsidiaries, MarkCare Medical Systems, Inc. ("MarkCare"), and MarkCare Medical Systems Limited (LTD). Prior to consolidation, the financial statements of LTD are reconciled to U.S. Generally Accepted Accounting Principles.


     c.    Revenue recognition - Revenues are recorded at the time services are
           -------------------
           performed or when products are shipped except for manufacturing contracts which are recorded on the percentage-of-completion method which measures the percentage of costs incurred over the estimated total costs for each contract. This method is used because management considers incurred costs to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
           The Company provides an allowance for bad debts and returns based upon its historical experience.


     d.    Cash  equivalents - For purposes of the statements of cash flows, the
           ------------------
           Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


     e.    Inventories -  Inventories  are valued at the lower of cost or market
           -----------
           on a first-in, first-out basis. The Company evaluates the levels of inventory based on historical movement and current projections of usage of the inventory. If this evaluation indicates obsolescence and or slow movement, the Company would record a reduction in the carrying value by the amount the cost basis exceeded the estimated net realizable value of the inventory.

    ------------------------------------------


     f.    Property and  depreciation  - All property  and  equipment  items are
           --------------------------
           stated at cost. Leasehold improvements are amortized under the straight-line method. Substantially all other items are depreciated under straight-line and accelerated methods. Depreciation and amortization is provided in amounts sufficient to write-off the cost of depreciable assets, less salvage value, over the following estimated useful lives:

           Machinery and equipment                           7 years
           Demonstration equipment                         5-7 years
           Office furniture and equipment                  5-7 years
           Leasehold improvements                          5-7 years
           Vehicles                                          5 years
           Property held under capital lease                 5 years


     g.    Costs in excess of net assets of businesses  acquired - In connection
           -----------------------------------------------------
           with the acquisition of MarkCare and LTD, the excess acquisition cost over the fair value of net assets of businesses acquired ($1,049) is being amortized using the straight-line method over five years.

           The Company periodically reviews the carrying amounts of costs in excess of net assets of businesses acquired. If events or changes in circumstances indicate that the amount of the net assets may not be recoverable, based on information available to the Company at that time, including current and projected cash flows, an appropriate adjustment is charged to operations.


     h.    Income  taxes  -  Deferred   income  taxes  are  recognized  for  tax
           -------------
           consequences of "temporary differences" by applying enacted statutory tax rates, applicable to future years, to differences between the financial reporting and the tax basis of existing assets and liability. Deferred taxes are also recognized for operating losses that are available to offset future taxable income.


     i.    Loss per common share - Statement of Financial  Accounting  Standards
           ---------------------
           No. 128, "Earnings Per Share" ("SFAS No. 128"), requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock.

           Basic and diluted loss per share amounts were equivalent for the years ended June 30, 1999, 1998 and 1997.

     ------------------------------------------


     j.    Stock-based  compensation  - The  Company  grants  stock  options  to
           -------------------------
           employees with an exercise price equal to or above the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.


     k.    Estimates - The  preparation  of financial  statements  in conformity
           ---------
           with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the report period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Company. Therefore, actual amounts could differ from these estimates.


     l.    Software costs - Software engineering costs, consisting of salaries
           --------------------------
           and materials, are charged to the specific contract or program to which they relate. Those that do not relate to a specific contract are expensed as incurred.


     m.    Reclassifications - Certain prior year amounts have been reclassified
           -----------------
           to conform with the current year presentation.


     n.    Comprehensive income - Other comprehensive income refers to revenues,
           --------------------
           expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. The Company's other comprehensive income is comprised of foreign currency translation adjustments. The tax benefit or expense, as well as any reclassifications related to the components of other comprehensive income were not significant. Comprehensive loss was equivalent to net loss for the years ended June 30, 1998 and 1997.

     o.    Foreign  currencies  - Assets  and  liabilities  recorded  in foreign
           -------------------
           currencies on the books of the foreign subsidiary are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to equity.
           Revenues, costs and expenses are translated at average rates of exchange prevailing during the year.

3.     Inventories:
       ------------


     Inventories consist of the following:


                                                           June 30,
                                                    ---------------------------
                                                         1999            1998
                                                    -----------     -----------

                 Raw materials                         $  -             $ 85
                 Finished goods                           -               27
                                                    -----------     -----------

                 Total inventories                     $  -             $112
                                                    ===========     ===========



4.     Litigation Settlement Payable:
       ------------------------------


     On August 25, 1999, the Company agreed to settle an ongoing lawsuit related to a modular cell project in Hawaii. The Company agreed to pay its customer $50 prior to December 31, 1999 and an additional $250 by May 31, 2000 to satisfy all claims against the Company. In the event either of the payments are not made, Mark has agreed to a stipulated judgment against it for $459. The accompanying financial statements at June 30, 1999 include a charge to operations for the $300 settlement and related legal fees approximating $96.


5.     Related Party Transactions:
       ---------------------------


     The Company purchased materials and is reimbursed for various expenses from Mark Lighting Fixtures Co., Inc. ("Mark Lighting"), an entity owned by the Company's Chief Executive Officer and Metalite, Inc. ("Metalite"), an entity owned by the brother of the Company's Chief Executive Officer.

     The following related party transactions are included in the accompanying financial statements:



                                                     June 30,
                                       1999             1998             1997
                                  -----------      -----------      -----------
Purchases                           $   181          $  421           $  231
Expense reimbursement                     -              58              135
Consulting                               33               1               34
Bonding fees                              -              (5)              96

       ---------------------------


     As a result of current and prior years' transactions, the Company has net balances due to (from) the following related parties, which will be settled in the ordinary course of business:



                                                           June 30,
                                                  ---------------------------
                                                     1999            1998
                                                  -----------     -----------

Mark Lighting Fixture Co., Inc.                     $  172          $     3
Metalite, Inc.,                                          6                9
Laborstat, Inc.                                          -               (1)
Carl Coppola                                           100             (102)
Other officers/shareholders                            275                4
                                                  -----------     -----------

Due to (from) related parties                       $  553          $   (87)
                                                  ===========     ===========



     In connection with several modular cell projects, the Company's Chief Executive Officer, Carl Coppola, provided third party guarantees to assist the Company in obtaining performance and completion bonds. As compensation for providing these guarantees, the Company recorded $96 representing five percent of the gross proceeds from these projects for the year ended June 30, 1997.

     During May 1997, the Company received an aggregate of $160 and issued 10% promissory notes payable to its Chief Executive Officer with principal and interest due August 20, 1997 and September 30, 1997, respectively, and interest due semi-annually. The entire balance was paid during fiscal 1998.

     The Company grants non-employee directors, options for serving on the Board of Directors. On December 3, 1997, each of the Company's directors were granted five-year options to purchase 25,000 shares of Common Stock at between $11.50 and $13.50 per share, the closing share price on the date of grant. On June 25, 1998, the Company cancelled the options and issued new five-year options purchase 25,000 shares of Common Stock at $4.50 per share, the closing price on the date of the grant.

     The loan made to Carl Coppola during fiscal 1998 of $102 was repaid in September 1998.

6.     Long-Term Debt:
       ---------------

       a. Long-term debt consists of the following:


                                                                   June 30,
                                                            -------------------
                                                              1999        1998
                                                            --------   --------
Note payable, bearing interest at prime plus 2%,
    monthly installments of $16 plus interest through
    September 2000;  balloon payment of $234 due
    in October 2000.                                         $  375     $   -
Note payable, payable in monthly installments of
    $14, including interest, through April 2001
    collateralized by equipment.                                287         -
Note payable, payable in monthly installments of
    $6, including interest, through June 2000
    collateralized by software.                                  69         -
7% convertible debentures                                         -       1,125
Other                                                             4          12
                                                            --------   --------
        Total long-term debt                                    735       1,137
  Less current portion                                          365         108
                                                            --------   --------

        Long-term debt, excluding current portion            $  370     $ 1,029
                                                            ========   ========


          Maturities of total long-term debt are as follow:

                  Years Ending
                    June 30,
                  -----------

                      2000                                  $  365
                      2001                                     370


       b. Convertible securities
          ----------------------

     On August 23, 1996, the Company sold $2,200 principal amount 7% convertible debentures. The entire debenture had been converted at June 30, 1998. In connection with the issuance of these debentures, the Company incurred $163 of debt issue costs. These costs were charged to operations over the remaining term of these debentures.

     On January 21, 1997, the Company sold $750 principal amount 7% convertible debentures due January 1999. These debentures were convertible into shares of common stock at a conversion price which is the lesser of (i) $8.50 per share or
(ii) 80% of the average closing bid price on the five trading days immediately preceding the date(s) of conversion. On May 1, 1998 these debentures were converted into 187,500 shares of common stock.

       --------------

Based on certain adjustment provisions, the Company is obligated to issue an additional 187,500 shares of common stock if the per share stock price is below $2.50 on October 31, 1999 or July 31, 2000.

     On June 2, 1997, the Company sold $1,250 principal amount 7% convertible debentures due June 2, 1999. The debentures were immediately converted into shares of common stock at a conversion price of $0.80 per share.

     During 1998, the Company issued 11,155 shares of common stock (valued at $192) in connection with the conversion of accrued interest on convertible debentures.

     On June 27, 1997, the Company sold $300 principal amount 7% convertible debentures due June 29, 1999. These debentures were convertible, on or after December 30, 1997, into shares of common stock at a conversion price of $0.80 per share. On June 19, 1998, $200 of these debentures were converted into 62,500 shares of common stock. The Company issued 75,000 warrants with an exercise price of $6.00 as part of the conversion. On June 24, 1999, the balance of $100 of these debentures was converted into 31,250 shares of common stock.

     In June 1998, the Company completed a $2,750 private placement of equity and debt units (the "Private Placement") pursuant to which the Company issued
(i)  305,000  shares of common  stock (the  "Private  Placement  Shares "), (ii)
convertible debentures (face amount $1,530) due December 28, 1999, (the "Convertible Debentures"), (iii) warrants to purchase 343,750 shares of common stock, and (iv) an option exercisable by the investors to purchase an additional convertible debentures (face amount $2,550) with warrants to purchase 318,750 shares of common stock (the "Debt Unit Option").

     Of the $1,530 proceeds received in connection with the Convertible Debentures and its related options, $505 was attributed to the debenture conversion features and options and was classified as additional paid-in capital, and the remaining $1,025 was classified as a long-term obligation at June 30, 1998. The Convertible Debentures were exchanged for equity securities in January, 1999 (see Note 9b).

     The Company has charged to operations for the years ending June 30, 1999, 1998 and 1997, $0, $160 and $1,423 of imputed interest expense on convertible debentures, which represents the discount on conversion of each of the above convertible debentures.


7.     Temporary Stockholders' Equity:
       ------------------------------

     Due to issues regarding certain terms of the Private Placement, each of the investors was an "underwriter" of the Private Placement Shares in connection with any resale and had rescission rights through November 4, 1999. The intention of the January 1999 exchange placement (see Note 9b) was to address the underwriter status and terminate the recession rights. If any of the investors had asserted rescission rights and ultimately prevailed`, the investors would be entitled to (i) return the Private Placement Shares, related warrants and the rights to certain adjustment shares, if any, and receive a refund of their purchase price of

      ------------------------------

$1,220 plus interest or (ii) if the Private Placement Shares, related warrants and the rights to the adjustment shares, if any, are sold, sue for the difference between the purchase price of $1,220 and the sales price of these securities. Accordingly, $1,220 of the proceeds from the Private Placement was classified in the Consolidated Balance Sheet at June 30, 1998 as "Temporary Stockholders Equity". Securities issued under the Private Placement were exchanged for equity securities in January 1999 (see Note 9b).



8.     Fair Value of Financial Instruments:
       -----------------------------------

     The estimated fair value of the Company's convertible debt as of June 30, 1998 is as follows:

                                                Carrying               Fair
                                                Amount                 Value
                                                --------               --------

       Convertible debt                         $ 1,125                $ 1,125


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


9.     Stockholders' Equity:
       --------------------

       a. Capitalization
          --------------

     The Company's authorized capital consists of 50,000,000 shares of $.01 par value common stock and 5,000,000 shares of preferred stock.

     The Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, voting rights, and other terms.

     Except for the conversion price, the terms, conditions and preferences of the Series A and B Preferred Stock are identical. Each share of Series A Preferred Stock is convertible, at the option of the holder, into shares of Common Stock equal to $10.00 per share divided by the lesser of (a) $4.00 or (b) 75% of the average per share closing bid price of the Common Stock for the five trading days immediately preceding the conversion date(s). Each share of

       --------------------

Series B Preferred Stock equal to $10.00 per share divided by the lesser of (a) $6.00 or (b) 75% of the average per share closing bid price of the Common Stock for the five trading days immediately preceding the conversion date(s). The Preferred Stock will automatically convert into Common Stock on June 30, 2000 at the then applicable conversion price.

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


       b. Exchange placement
          ------------------

     In January 1999, Mark effected an exchange placement (the "Exchange Placement") pursuant to which the investors agreed to exchange the securities received in the Private Placement (see Note 7) for (i) 122,000 shares of Series A Preferred Stock, (ii) 153,000 shares of Series B Preferred Stock, (iii) warrants to purchase 343,750 shares of common stock (the "Warrants") and (iv) an option exercisable by the investors to purchase an additional 275,000 shares of Preferred Stock with warrants to purchase 343,750 shares of common stock (the "Preferred Stock Unit Option").

     The Warrants consist of 343,750 warrants each to purchase one share of Common Stock for $6.00 per share expiring on June 28, 2002.

     The Preferred Stock Unit Options allow the investors to purchase additional preferred stock units, which in the aggregate would consist of (i) 275,000 shares of Preferred Stock with terms identical to the Series B Preferred Stock and (ii) 343,750 four-year warrants, each to purchase one share of Common Stock at $6.00 per share. The Preferred Stock Unit Option is exercisable until January 28, 2000.

     Investors owning 74,000 shares of Series A Preferred Stock, 148,000 Warrants and the Preferred Stock Unit Option to purchase 74,000 units granted Mark an option which expired March 26, 1999 to repurchase such securities for $740. Mark paid the investors a nonrefundable deposit of $222. The investors have agreed that this deposit be credited towards accrued dividends on the Preferred Stock Unit Option.

     The discount on the conversion rate of the Preferred Shares issued on the Exchange Placement ($63) was recorded as an imputed dividend in the year ended June 30, 1999.

       --------------------

       c. Preferred stock conversion
          --------------------------

     During the year ended June 30, 1999, investors converted 98,000 shares of Series A Preferred Stock and 147,000 shares of Series B Preferred Stock into 869,012 shares of common stock.

       d. Reverse stock split
          -------------------

     Effective June 15, 1999, the Company's Board of Directors authorized a one for four reverse stock split of common stock outstanding. All per share and weighted average share amounts have been restated to reflect this stock split.

       e. Loss per common share
          ---------------------

     The reconciliation of EPS for the years ended June 30, 1999, 1998 and 1997 is as follows:



                                                        June 30,
                                        ----------------------------------------
                                            1999            1998          1997
                                        -----------     ----------    ---------

Net loss                                 $  (1,710)     $  (2,388)    $  (5,439)
Less imputed preferred stock dividend           63              -             -
                                         ----------     ----------    ---------
Loss available to common shareholders    $  (1,773)     $  (2,388)    $  (5,439)
                                         ==========     ==========    ==========

Weighted average shares outstanding      4,945,257      4,145,101     3,555,402
                                         ==========     ==========    =========

Loss per share                              $(.36)         $(.58)       ($1.53)
                                            ======         ======       =======


       f. Stock option plan
          -----------------

     The Company has a Stock Option Plan which is administered by the Board of Directors. Under the terms of the Plan, options to purchase 250,000 shares of common stock may be granted to key employees. Options become exercisable as determined by the Board of Directors and expire over terms not exceeding employment, six months after death or one year in the case of permanent disability of the option holder. The option price for all shares granted under the Plan is equal to the fair market value of the common stock at the date of grant, as determined by the Board of Directors, except in the case of a ten percent shareholder where the option price shall not be less than 110% of the fair market value at the date of grant.

       ---------------------


     The following information relates to shares under option and shares available for grant under the Plan:


                                                                             June 30,
                                       --------------------------------------------------------------------------------------
                                                 1999                          1998                          1997
                                       --------------------------    --------------------------    --------------------------
                                                       Weighted                      Weighted                      Weighted
                                         Shares        Average         Shares        Average         Shares        Average
                                       -----------    -----------    -----------    -----------    -----------    -----------
Outstanding, beginning of year            99,875        $ 5.80         95,250        $ 8.16          91,750        $ 4.00
Granted                                   17,250          4.00        131,000         10.86          70,625          6.40
Canceled                                  (9,375)        (5.58)      (126,375)        11.80         (67,125)        15.24
Exercised                                    -              -              -             -                -             -
                                       -----------     ----------    -----------     --------      --------        ------
Outstanding, end of year                 107,750         $5.53         99,875        $ 5.80          95,250        $ 8.16
                                       ===========     ==========    ===========     ========      =========       ======

Available for issuance under Plan        122,250                      130,125                       134,750
Weighted average contractual
life (years)                                              1.23                         1.95                          2.24
Shares subject to exercisable option     107,750                       99,875                       95,250


       g. Stock warrants
          ---------------

     Outstanding warrants are as follows:

                                                                             June 30,
                                      ---------------------------------------------------------------------------------------
                                                 1999                          1998                          1997
                                      ---------------------------    --------------------------    --------------------------
                                                       Weighted                      Weighted                      Weighted
                                        Shares         Average         Shares        Average         Shares        Average
                                      ------------    -----------    -----------    -----------    -----------    -----------
Warrants outstanding,
    beginning of year                  1,061,667        $ 9.72         810,440       $ 14.56        983,470       $ 16.40
Granted                                  198,750          3.58         641,250          6.32        348,750         11.64
Exercised                                    -             -          (145,000)       (10.44)       (10,893)         9.72
Expired                                 (125,417)        13.44        (245,023)       (16.80)      (510,887)        16.08
                                       ---------       --------      ----------      --------      ---------      --------
Warrants outstanding, end of year      1,135,000        $ 8.23       1,061,667       $  9.72        810,440        $14.56
                                       =========       ========      ==========      ========      =========      ========
Weighted average contractual
life (years)                                              2.17                          2.56                         1.51


       h. Pro forma information
          ---------------------

     Pro forma information regarding net loss and loss per share, as required by SFAS No. 123, has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1999, 1998 and 1997: risk-free interest rate of 6.50%, 6.40% and 5.57%; dividend yield -0-; volatility factor related to the expected market price of the Company's common stock of .35; and weighted average expected option life of 3.0, 3.3 and
2.0 years. The weighted average fair value of options granted during fiscal 1999, 1998 and 1997 were $.57, $1.76 and $1.84, respectively.

       ---------------------


       The Company's pro forma information follows:

                                                          June 30,
                                            -----------------------------------
                                                1999         1998        1997
                                              -------      -------     --------

          Pro forma net (loss)                $(1,772)     $(3,017)    $(5,702)
          Pro forma loss per common share        (.37)        (.73)      (1.60)


10.    Leases:
       ------

       a. Facility leases
          ---------------

     The Company occupies its offices pursuant to an operating lease expiring on December 31, 2001. The Company conducts its manufacturing operations pursuant to an operating lease expiring November 15, 2004. Under the terms of these leases, the Company is obligated to pay maintenance, insurance, and its allocable share of real estate taxes. The Company also leases various automobiles and small office equipment.

     Future minimum rental payments under these operating leases are as follows:

                   Year Ended
                    June 30,
                   ----------

                    2000                                    $    460
                    2001                                         459
                    2002                                         388
                    2003                                         327
                    2004                                         322
                    Thereafter                                 2,969
                                                            --------

                    Total future minimum rental payments    $  4,925
                                                            ========

     Rent expense for the years ending June 30, 1999, 1998 and 1997 was $300, $330 and $254, respectively.

       b. Capital leases
          --------------

     The Company leases certain equipment under capital leases with expiration dates ranging from April 2000 through April 2002.

       ------

          Future minimum lease payments are as follows:

                   Year Ended
                    June 30,
                   ----------

                      2000                                                 $126
                      2001                                                  105
                      2002                                                   53
                                                                           ----
                Total future minimum lease payments                         284
                Less:  amount representing interest                          62
                                                                           ----
                Present value of net future minimum lease payments          222
                Less:  current portion of obligations under capital leases   87
                                                                          -----

                Long-term portion of obligations under capital leases      $135
                                                                           ====


11.    Commitments and Contingencies:
       ------------------------------

     Pursuant to employment agreements with certain key executives, which expire at various dates through November 2001, the Company granted options to acquired 287,500 shares of common stock at various exercise prices ranging from $4.00 to $11.00. The Company's remaining aggregate commitment at June 30, 1999 under such contracts approximated $904.

     In connection with the acquisition of LTD, a former shareholder of LTD entered into a three (3) year employment agreement with LTD which provides (i) an annual salary of U.K. Pounds 60 in the initial year with U.K. Pounds 5 increases in the succeeding two years and (ii) bonus equal to 10% of the post tax profits of LTD. On January 28, 1998, the Company bought out the remainder of the contract in exchange for 64,462 shares of common stock. The value of the shares at the issue date was $115.

     The Company maintains cash balances at several financial institutions located in New Jersey. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100. As of June 30, 1999 and 1998, the Company's uninsured cash balances approximated $176 and $1,576, respectively.

     The Company is involved in various lawsuits and claims incidental to its business. In the opinion of management, the ultimate liabilities, if any, resulting from such lawsuits and claims, will not materially affect the financial position of the Company.


12.    Income Taxes:
       ------------

     As of June 30, 1999, the Company has Federal net operating loss carry forwards of approximately $21,900. Such carry forwards begin to expire in 2009 if not previously used. Approximately $1,700 carry forward is restricted as to utilization subject to the provisions of Internal Revenue Code Section 382.

    ------------

Since realization of the tax benefits associated with these carry forwards is not assured, a 100% valuation allowance was recorded against the related tax asset of approximately $7,450 as required by SFAS No. 109.

     The State of New Jersey has enacted a program that allows new or expanding emerging technology and biotechnology businesses to sell their Unused Net Operating Loss (NOL) carryover to any corporate taxpayer in the state of at least 75% of the value of the tax benefits. This program has a $50,000 cap for the fiscal year ended June 30, 2000. Upon acceptance of an application, each applicant receives $250. Any additional monies are distributed until the cap is met. The remaining NOL carryover is treated in the same manner for the fiscal year ended June 30, 2001.


     The deferred tax asset arising from the New Jersey NOL is comprised of the following:
                                                  June 30,
                                                  ---------
                                              1999       1998
                                            --------   -------

       Sale of net operating loss           $ 1,200    $    -
       Valuation allowance                     (200)        -
                                            --------   -------
                                            $ 1,000    $    -
                                            ========   =======

13.    Supplemental Cash Flow Information:
       ----------------------------------

     a. Cash paid for interest during the years ended June 30, 1999, 1998 and 1997 amounted to $191, $65 and $41, respectively.

     b. The Company acquired certain equipment with an aggregate cost of $221, $25 and $6 under capital leases obligations for the years ended June 30, 1999, 1998 and 1997, respectively.

     c. During 1999, $1,530 of debentures and $1,220 of securities classified as temporary equity were exchanged for shares of preferred stock, warrants and options (see Note 9b). During 1998, $2,200 of debentures were converted into 650,625 shares of common stock. During 1997, $360 of converted debentures were liquidated through the issuance of common stock.

     d. During 1998, the Company granted outside consultants options to acquire 66,250 and 90,000 shares, respectively, of common stock at exercise prices ranging from $4.64 to $16.00. In addition, in 1998 the Company modified the terms of 160,000 options held by outside consultants. The fair value of the 1999 options was immaterial. The fair value of the 1998 options ($92) has been charged to operations in accordance with SFAS No. 123.

     e.  The  Company  issued  stock  and/or  options  to  various   parties  in
consideration for services provided.

14.    Segment Information:
       -------------------

     The Company's two industry segments are modular steel prison cells for the corrections industry and software applications for the medical industry. The following is a summary of selected consolidated financial information for the Company's industry segments:

                                                    Modular
                                                     Steel            Medical          Intersegment
                                                   Products          Products             Charges         Total
                                                   --------          --------          -------------      -----
       Year ended June 30, 1999:
         Revenues                                  $    8,497        $   1,729           $     -        $ 10,226
         Interest income                                  564                1              (519)             46
         Interest expense                                 169              637              (519)            286
         Depreciation and amortization                    149              374                -              523
         Segment pre-tax loss                            (204)          (2,296)               -           (2,710)
         Segment assets                                15,512            2,022            (8,464)          9,070
         Capital expenditures                             877              201                -              877

       Year ended June 30, 1998:
         Revenues                                  $   12,714        $     208           $     -        $ 12,922
         Interest income                                  347               -               (334)             13
         Interest expense                                 250              334              (334)            250
         Depreciation and amortization                     48              312                -              360
         Segment pre-tax income (loss)                     23           (2,411)               -           (2,388)
         Segment assets                                10,375              917            (6,118)          5,174
         Capital expenditures                             216               42                -              216

       Year ended June 30, 1997:
         Revenues                                  $    6,114        $     336           $    -         $  6,450
         Interest income                                   20                1                -               21
         Interest expense                                 273               17                -              290
         Depreciation and amortization                    283               94                -              377
         Segment pre-tax loss                          (4,386)          (1,053)               -           (5,439)
         Segment assets                                 5,002              430                -            5,432
         Capital expenditures                             139               -                 -              139



     The following table presents revenues by country based on the location of the use of the product or service:

                                              June 30,
                               1999              1998             1997
                             ----------       ---------         ---------
       United States        $    9,094       $  12,872          $   6,226
       Korea                       492               -                 -
       Spain                       400               -                 -
       United Kingdom              150              50                224
       Other                        90               -                 -
                            ----------       ---------          ---------
                            $   10,226       $  12,922          $   6,450
                            ==========       =========          =========

       -------------------

     The following table presents long-lived assets by country based on the location of the assets:

                                                       June 30,
                                                 -------------------
                                                1999                   1998
                                             ---------                -------
       United States                         $   1,190                $  406
       United Kingdom                              114                    33
                                             ---------                ------
                                             $   1,304                $  439
                                             =========                ======

     For the year ended June 30, 1999, three customers accounted for 46%, 13% and 11% of total revenues, respectively. For the years ended June 30, 1998 and 1997, one customer accounted for 93% and 48% of the total revenues.


15.    Subsequent Event:
       ---------------

     On July 1, 1999, the Company borrowed $200 under a 10% note, payable on or before July 31, 2000. The loan agreement provided that, in the event the loan was not repaid before September 1, 1999, the loan would be converted into preferred stock which would be convertible into shares of common stock at a rate of 70% of the average closing bid price of the five trading days immediately preceding the conversion date. The loan was converted to in September 1999.

                               CHANTREY VELLACOTT



MARKCARE MEDICAL SYSTEMS LIMITED
Auditors' Report To The Members of MarkCare Medical Systems Limited

We have audited the financial statements, [for the year ended June 30, 1999]. Which have been prepared under the historical cost convention [ ].

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

Opinion
In our opinion the financial statements give a true and fair view of the state of the company's affairs at 30 June 1999 and of its loss for the year then ended and have been properly prepared in accordance with the Companies Act of 1985.


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