Form 10-Q
period 1999-09-30
MARK SOLUTIONS INC
filed 1999-11-12
CIK 807397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                     -------

                                    FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
_____     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         September 30, 1999
                                       ------------------
_____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________   to   _____________________

Commission File Number:              0-17118
                         ---------------------------------

                              Mark Solutions, Inc.
                    ----------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                           11-2864481
     ----------------                                     ---------------
  (State or Other Jurisdiction                            (I.R.S. Employer
       of Incorporation)                                  Identification No.)

Parkway Technical Center
1515 Broad Street
Bloomfield, New Jersey                                  07003
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's Telephone Number, Including Area Code:          (973) 893-0500
                                                   --------------------------


Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                 ----  ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Common Stock, $ .01 par value: 5,629,997 shares outstanding as of November 12, 1999.

                              MARK SOLUTIONS, INC.
                                    Form 10-Q
                                       for
                         Quarter Ended September 30,1999

                                      Index


Part I.  Financial Information                                    Page No.

Item 1. Financial Statements

        Consolidated Balance Sheets as of
            September 30, 1999 and June 30, 1999. . .                 3-4

            Consolidated Statements of Operations
            for the Three Months Ended
            September 30, 1999 and 1998 . . . . . . . .                 5

        Consolidated Statements of Cash Flows
            for the Three Months Ended September 30,
                     1999 and 1998  . . . . . . . . . .                 6

        Notes to Consolidated Financial Statements . . .                7


Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of Operations. .   8


Part II.  Other Information

Item 2. Changes in Securities and Use of Proceeds . . .                12


Item 6. Exhibits and Reports on Form 8-K . . . . . . . .               14


                                Signatures                             14


                     Mark Solutions, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                                     Assets



                                                       September 30, 1999       June 30, 1999
                                                       ------------------       -------------
Current Assets:
 Cash and cash equivalents                              $  117,189              $  298,167
 Note receivable                                           250,000                 250,000
 Account receivable                                      4,476,594               4,744,459
 Costs and estimated earnings in excess of
  billings on uncompleted contracts                        713,826               1,006,955
 Deferred tax asset                                        500,000                 500,000
 Prepaid expenses                                           69,810                  64,706
                                                        ----------              ----------
  Total Current Assets                                             6,127,419                 6,864,287


Property and equipment, net                                        1,385,784                 1,224,110


Other Assets:
 Cost in excess of net assets
    of business acquired less accumulated
    amortization of $699,798 and $647,313 at
    September 30 and June 30, 1999,
    respectively                                           349,893                 402,378
 Deferred tax asset                                        500,000                 500,000
 Other assets                                               80,804                  79,939
                                                         ---------              ----------
 Total Other Assets                                                  930,697                   982,317
                                                                  ----------                -----------



Total Assets                                                      $8,443,900                $9,070,714
                                                                  ==========                ===========

                     Mark Solutions, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                      Liabilities and Stockholders' Equity



                                                       September 30, 1999          June 30, 1999
                                                       ------------------       -------------------
Current Liabilities:
Accounts payable                                       $ 3,192,615              $ 3,617,608
Current maturities of long-term debt                       577,590                  365,000
Current portion of obligations under capital leases         80,544                   87,292
Due to related  parties                                    159,546                  177,977
Notes payable to officers/stockholders                     100,000                  375,000
Deferred revenues                                                -                  655,874
Litigation settlement                                      300,000                  300,000
Accrued liabilities                                        253,026                  253,299
                                                       -----------              -----------

   Total Current Liabilities                                       4,663,321                 5,832,050

Other Liabilities:
Long-term debt excluding current maturities                154,891                  369,961
Long-term portion of obligations under capital leases      131,197                  135,017
                                                       -----------              -----------

   Total Other Liabilities                                           286,088                   504,978

Commitments and Contingencies                                        275,000                         -

Stockholders' Equity:
Common stock, $.01 par value, 50,000,000
 shares authorized, 5,629,997 and 5,525,296
 shares issued and outstanding at September 30,
 and June 30, 1999, respectively                            56,300                   55,253
Preferred stock, $1.00 par value, $10 liquidation
  value; 5,000,000 shares authorized:
      Series A; authorized and issued 122,000 shares;
          21,686 and 24,000 outstanding at September
          30, 1999 and June 30, 1999 respectively           22,321                   24,000
      Series B; authorized and issued 153,000
          shares; 6,000 outstanding at September
         30, 1999 and June 30, 1999 respectively             6,000                    6,000
      Series D; authorized and issued 20,000 shares;
          20,000 and -0- outstanding at September
          30, 1999 and June 30, 1999 respectively           20,000                        -
Additional paid-in capital                              34,736,284               34,432,927
Deficit                                                (31,783,838)             (31,916,792)
Accumulated other comprehensive income                     213,126                  183,000
Treasury stock, at cost; 17,500 shares at
          September 30 and June 30, 1999                   (50,702)                 (50,702)
                                                       -----------              -----------
   Total Stockholders' Equity                                      3,219,491                 2,733,686


Total Liabilities and Stockholders' Equity                        $8,443,900                $9,070,714
                                                                  ==========                ==========

                     Mark Solutions, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                      Three Months               Three Months
                                                          Ended                      Ended
                                                     September 30, 1999          June 30, 1999
                                                     ------------------       -------------------
Revenues:

      Sales                                             $ 3,997,441             $   688,861
                                                        -----------             -----------
Costs and Expenses:
      Cost of sales                                       2,166,194                 347,552
      General, and
        administrative expenses                             675,006                 350,443
      Marketing costs                                       318,163                 198,593
      Software costs                                        275,526                 158,743
      Amortization expense                                   52,485                  52,485
      Litigation settlement                                 275,000                   2,000
      Consulting fees                                        72,168                  42,825
                                                        -----------             -----------
       Total Costs and Expenses                           3,834,542               1,152,641
                                                        -----------             -----------
Operating Income(Loss)                                      162,899                (463,780)
                                                        -----------             -----------

Other Income (Expenses):
      Interest income                                         6,453                  28,224
      Interest expense                                      (36,398)                (11,426)
      Imputed Interest expense on
        convertible debentures                                    -                 (54,833)
                                                        -----------             -----------
                                                            (29,945)                (38,035)
                                                        -----------             ------------
Net Income(Loss)                                        $   132,954             $  (501,815)
                                                        ===========             ============



Basic Income(Loss) per Share                            $      0.02             $     (0.10)
                                                        ===========             ============

Fully Diluted Income (Loss) per Share                   $      0.02             $     (0.10)
                                                        ===========             ============

Weighted Average Number of
     Basic Shares Outstanding                             5,535,999               4,820,419
                                                        ===========             ============
Weighted Average Number of
     Fully Diluted Shares Outstanding                     6,498,742               4,820,419
                                                        ===========             ============

Dividends Paid                                          $         -             $         -
                                                        ===========             ============


                     Mark Solutions, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                      Three Months               Three Months
                                                          Ended                      Ended
                                                     September 30, 1999          June 30, 1999
                                                     ------------------       -------------------
Cash Flows From Operating Activities:
Net Income(loss)                                        $   132,954               $ (501,815)
Adjustments to reconcile net income (loss) to net cash
 provided by (used for) operating activities:
   Depreciation and amortization                            162,614                   74,827
   Deferred Imputed interest on convertible debentures          -                     54,833
  Securities issued for services                            120,982                       -
   (Increase) decrease in assets:
     Restricted cash                                            -                  1,234,005
     Accounts Receivable                                    267,865                 (583,398)
     Inventory                                                  -                   (743,840)
    Billing in excess of contract revenue recognized        293,129                       -
     Other current assets                                    (5,104)                (119,829)
     Other assets                                              (865)                    (351)
   Increase (decrease) in liabilities:
     Accounts payable                                      (424,993)                 363,206
     Due to related parties                                 (18,431)                  65,216
     Deferred revenue                                      (655,874)                 206,082
     Accrued liabilities                                       (273)                 (26,369)
     Commitments and contingencies                          275,000                       -
   Net adjustments to reconcile net income(loss) to
                                                        -----------               ----------
     net cash (used for) provided by operating activities    14,050                  524,382
       Net Cash Provided by
                                                        -----------               ----------
        Operating Activities                                147,004                   22,567
                                                        -----------               ----------

Cash Flows From Investing Activities:
   Acquisition of property and equipment                   (241,767)                (171,403)
        Net Cash (Used for)
                                                        -----------               ----------
         Investing Activities                              (241,767)               (171,403)
                                                        -----------               ----------

Cash Flows From Financing Activities:
   Collection of subscriptions receivable                       -                  1,231,000
   Proceeds from sale of Stock                              200,000                       -
   Proceeds of equipment loans less repayments              (13,048)                  18,567
   Repayment of notes payable officer                      (375,000)                      -
   Proceeds from notes payable officer                      100,000                       -
   Refund of stock related costs                              1,833                  (34,410)
   Purchase of treasury stock                                    -                   (10,218)
                                                        -----------               ----------
   Net Cash (Used for) Provided by Financing Activities     (86,215)               1,204,939
                                                        -----------               ----------

Net (decrease)increase in Cash                             (180,978)               1,056,103

Cash and Cash Equivalents at Beginning of Period            298,167                  564,577
                                                        -----------               ----------

Cash and Cash Equivalents at End of Period              $   117,189               $1,620,680
                                                        ===========               ==========


                     Mark Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 1 INTERIM FINANCIAL  INFORMATION

     The consolidated balance sheet of the Company as of September 30, 1999, the consolidated statement of operations for the three months ended September 30, 1999 and 1998 and the consolidated statements of cash flows for the three months ended September 30, 1999 and 1998 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The June 30, 1999 balance sheet data is derived from the audited consolidated financial statements. The attached financial statements should be read in connection with the consolidated financial statements and notes hereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1

     Certain reclassifications have been made to the current and prior year amounts to conform to the current period presentation.


Note 2 COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

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

Note 3 SEGMENT INFORMATION

     The company's two industry segments are modular steel cells for the corrections industry and software applications for the medical industry. The following is a summary of selected consolidated financial information for the Company's industry segments:

                                           Modular
                                            Steel         Medical     Intersegment
                                          Products        Products       Charges       Total
                                         -----------    -----------    -----------  -----------
    Quarter Ended September 30, 1999
     Revenues                            $ 3,038,253    $   959,188    $         -  $ 3,997,441
     Interest income                         161,357             85       (154,989)       6,453
     Interest expense                         35,917        155,470       (154,989)      36,398
     Depreciation and amortization            71,164         38,965         52,485      162,614
     Segment pre-tax profit                  338,059       (152,621)       (52,485)     132,953
     Segment assets                       15,962,235      1,114,027     (8,632,362)   8,443,900
     Capital expenditures                    136,161         25,513              -      161,674



    Quarter Ended September 30, 1998
     Revenues                            $   573,041    $   115,820    $         -  $   688,861
     Interest income                         139,242            464       (111,482)      28,224
     Interest expense                         64,026        113,715       (111,482)      66,259
     Depreciation and amortization             4,407         17,935         52,485       74,827
     Segment pre-tax profit                   88,018       (537,348)       (52,485)    (501,815)
     Segment assets                       10,662,746        764,991     (6,118,544)   5,309,193
     Capital expenditures                    171,403            -                -      171,403


     The following table presents revenues by country based on the location of the use of the product or service:


                                            9/30/99                    9/30/98
                                            -------                    -------
                United States            $ 3,138,253                 $   688,861
                Norway                       667,500                          -
                Other                        191,688                          -
                                         -----------                 -----------
                                         $ 3,997,441                 $   688,861
                                         ===========                 ===========


     The following table presents long-lived assets by country based on the location of the assets:


                                            9/30/99                    9/30/98
                                            -------                    -------
                United States            $ 1,120,324                 $   540,399
                United Kingdom               279,904                      47,275
                                         -----------                 -----------
                                         $ 1,400,228                 $   587,674
                                         ===========                 ===========

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

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

         Mark has increased its cell marketing spending to more aggressively pursue projects and to persuade the construction industry to increase the use of steel cells. Mark believes this investment has been successful to date and is necessary to achieve profitability. Mark will continue to review its overhead and personnel expenses based on operating results and prospects.

         Mark is continually bidding on and soliciting joint venture opportunities regarding construction projects. Mark currently has bids pending on approximately $2,000,000 in modular cell projects. Mark also expects to bid on approximately $50,000,000 in additional cell projects, which are specified steel only, and $20,000,000, which include steel as an equal to concrete during the fiscal year ended June 30, 2000. Revenues from any major project would substantially improve Mark's operating results and cash flow, although no assurances can be given that any of these projects will be awarded to Mark.

         For the three months ended September 30, 1999, Mark was awarded all of the $856,440 in correctional cell projects it bid on. Mark currently has bids pending on $1,153,845 in additional correctional cell projects through September 30, 1999.

         MarkCare markets the IntraScan II PACS software as part of comprehensive PACS proposals made by MarkCare's strategic partners. MarkCare's principal marketing partner is Data General Corporation, a subsidiary of EMC Corporation. In response to increased interest from its strategic partners and prospective customers, MarkCare accelerated its development and marketing efforts. Sales of the IntraScan II PACS software began to generate material revenues in the fiscal year ended June 30, 1999 and management expects these revenues to increase during fiscal 2000 although no assurances can be given in this regard. If the IntraScan marketing plan is successful, management believes that the revenues will be more constant then those presently generated by modular steel cell sales, and will reduce fluctuations in Mark's consolidated results of operations and financial condition.



Results of Operations

         The substantial majority of Mark's operating revenues for the reported periods were derived from the sale of its modular steel cells. For the quarter ended September 30, 1999, modular steel cells represented 76% of total operating revenue. Management believes that the sale of cells will continue to represent a majority of Mark's operating revenues through June 30, 2000.

         Revenues from sales for the three months ended September 30, 1999, increased 480.3% to $3,997,441 from $688,861 for the comparable period. This increase is attributable to increases in both modular steel cell and IntraScan II PACS software projects.

         Cost of sales for the three months ended September 30, 1999, consisting of materials, labor and fixed factory overhead expense increased by 803.6% to $2,166,194 from $347,552 for the comparable period. Cost of sales as a percentage of revenues was 54.1% for the quarter ended September 30, 1999 as compared to 50.5% for the prior comparable period. This change is due to lower margins in its modular steel cell business, which represented a larger percentage of revenue for the quarter ended September 30, 1999 as compared to the prior year.

         General and administrative expenses for the three months ended September 30, 1999, increased 92.6% to $675,006 from $350,443 for the comparable period. The increase is attributable to the additional staffing in response to sales growth and prospects in both business segments.

         Marketing costs for the three months ended September 30, 1999, increased 60.2% to $318,163 from $198,593 for the comparable period. This increase in due to the expanded marketing efforts for its two products, modular steel cells and IntraScan II PACS software

         Development costs for the three months ended September 30, 1999 related to IntraScan II PACS software, increased 73.6% to $275,526 from $158,743 for the comparable period. This increase is due to management's decision to focus working capital on IntraScan II PACS software and related items in response to increased interest from distributors and potential customers.

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

         Mark did not maintain any inventory at September 30, 1999 or June 30, 1999. Mark currently accounts for all materials as project costs as reflected by the recording of Costs and estimated earnings in Excess of Billings. While Mark presently does not have any material commitments for capital expenditures, management believes that its working capital requirements for inventory and other manufacturing related costs will significantly increase with increases in product orders.

         For the three months ended September 30, 1999, Mark had cash flow from operating activities of $147,004. For the three months ended September 30, 1999, Mark had negative cash flow from investing activities of $241,767 the majority of which is attributable to the purchase of property and equipment. Mark has no present intention of making any acquisition, which would have a material negative or positive effect on cash flow.

         For the three months ended September 30, 1999, financing activities used $86,215 in cash, principally to repay short-term loans from officers on September 1, 1999.

         Cash and cash equivalents decreased from $298,167 at June 30, 1999 to $117,189 at September 30, 1999 due to the repayment of short-term loans from officers. Working capital increased to $1,464,098 at September 30, 1999 from $1,032,237 at June 30, 1999 primarily due to profits recorded by Mark during the period.

         On July 1, 1999, Mark borrowed $200,000 payable on or before September 1, 1999 at an annual interest rate of 10%. The loan agreement provided that upon failure to repay, the loan would be converted into a Preferred Stock which is convertible into shares of Common Stock at a rate of 70% of the average closing bid price the five trading days immediately preceding the conversion dates.
(See Part II - Item 2).

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



                                     PART II
                                OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

          On September 23, 1999, Mark agreed to issue 20,000 shares of Series D Preferred Stock ("D Preferred Stock") to one investor in exchange for a $200,000 convertible promissory note. The terms of the Series D Preferred Stock are as follows:

          Conversion Rights. Each share of D Preferred Stock is convertible, at the option of the holder, into shares of Common Stock equal to $10.00 per share divided by 70% of the average per share closing bid price of the Common Stock for the five trading days immediately preceding the conversion date(s).

          Redemption Rights. Mark has the option to redeem all or part of the D Preferred Stock any time after September 30, 2000 at $10.00 per share plus accrued dividends, if such shares are not previously converted into Common Stock.

          Voting Rights. Except as otherwise required by law, the holders of shares of Preferred Stock have no voting rights.

          Dividends. Each share of Preferred Stock receives a quarterly dividend with an annual rate of $1.00 per share. The dividends of the Preferred Stock are payable in cash or Common Stock, at the option of Mark.

          Liquidation Rights. In the event of any liquidation, the holders of the Preferred Stock will share equally in any balance of Mark's assets available for distribution to them up to $10.00 per share plus unpaid dividends, after satisfaction of creditors and the holders of Mark's senior securities, if any.

          Anti-dilution Provisions. The D Preferred Stock contains anti-dilution provisions in the event of stock dividends, stock splits, reverse stock splits and similar transactions.

          Restriction of Acquiring in Excess of Five (5%) percent of the Outstanding Common Stock. The D Preferred Stock include a provision prohibiting the holder from acquiring beneficial ownership of over five (5%) percent of Mark's Common Stock through the conversion of D Preferred Stock.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.          Exhibit Description
-----------          -------------------

27.1            Financial Data Schedule

(b) Reports on Form 8-K for the Quarter  ending  September  30, 1999
                       None






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


Date:     November 12, 1999


                                                      MARK SOLUTIONS INC.

                                                     By:/s/ Michael Nafash
                                                        -----------------------
                                                        Chief Financial Officer