Form 10-Q
period 1999-12-31
MARK SOLUTIONS INC
filed 2000-02-14
CIK 807397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                     -------

                                    FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         December 31, 1999
                                   --------------------------

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----     SECURITIES EXCHANGE ACT OF 1934

For the transition period from   __________  to ___________

Commission File Number:           0-17118
                         -----------------------------

                              Mark Solutions, Inc.
                              --------------------
             (Exact Name of Registrant as Specified in Its Charter)

     Delaware                                       11-2864481
     --------                                       ----------
(State or Other Jurisdiction                    (I.R.S. Employer
      of Incorporation)                          Identification No.)

Parkway Technical Center
1515 Broad Street
Bloomfield, New Jersey                                 07003
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code:          (973) 893-0500
                                                     ------------------------

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

Common Stock, $ .01 par value: 6,338,623 shares outstanding as of February 14, 2000. The registrant is obligated to issue up to an additional 269,500 shares of Common Stock, which have not been issued due to prohibitions on beneficial ownership.

                              MARK SOLUTIONS, INC.
                                    Form 10-Q
                                       for
                         Quarter Ended December 31,1999

                                      Index


Part I.  Financial Information                           Page No.

Item 1. Financial Statements

        Consolidated Balance Sheets as of
            December 31, 1999 and June 30, 1999. . .         3-4

            Consolidated Statements of Operations
            for the Six Months and Three Months Ended
            December 31, 1999 and 1998 . . . . . . . .         5

        Consolidated Statements of Cash Flows
            for the Three Months Ended December 31,
                     1999 and 1998 . . . . . . . . . . .       6

        Notes to Consolidated Financial Statements . . .       7


Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.     9


Part II.  Other Information

Item 2. Changes in Securities and Use of Proceeds . . .       12


Item 6. Exhibits and Reports on Form 8-K . . . . . . . .      14


          Signatures                                          15


                     Mark Solutions, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                                     Assets



                                                       December 31, 1999       June 30, 1999
                                                       ------------------       -------------
Current Assets:
 Cash and cash equivalents                              $  403,751              $  298,167
 Note receivable                                           250,000                 250,000
 Account receivable                                      4,356,187               4,744,459
 Costs and estimated earnings in excess of
  billings on uncompleted contracts                        993,689               1,006,955
 Inventory                                                  510,597                     --
 Deferred tax asset                                        548,477                 500,000
 Prepaid expenses                                           71,501                  64,706
                                                        ----------              ----------
  Total Current Assets                                             7,134,202                 6,864,287


Property and equipment, net                                        1,536,451                 1,224,110


Other Assets:
 Cost in excess of net assets
    of business acquired less accumulated
    amortization of $752,283 and $647,313 at
    December 31 and June 30, 1999,
    respectively                                           297,408                 402,378
 Deferred tax asset                                            --                  500,000
 Other assets                                               85,623                  79,939
                                                         ---------              ----------
 Total Other Assets                                                  383,031                   982,317
                                                                  ----------                -----------



Total Assets                                                      $9,053,684                $9,070,714
                                                                  ==========                ===========

                     Mark Solutions, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                      Liabilities and Stockholders' Equity



                                                       December 31, 1999          June 30, 1999
                                                       ------------------       -------------------
Current Liabilities:
Accounts payable                                       $ 3,726,637              $ 3,617,608
Short-term loans                                           217,075                       --
Current maturities of long-term debt                       551,485                  365,000
Current portion of obligations under capital leases        115,333                   87,292
Due to related parties                                      55,027                  177,977
Notes payable to officers/stockholders                     200,000                  375,000
Deferred revenues                                               --                  655,874
Litigation settlement                                      525,000                  300,000
Accrued liabilities                                         87,715                  253,299
                                                       -----------              -----------

   Total Current Liabilities                                       5,478,272                 5,832,050

Other Liabilities:
Long-term debt excluding current maturities                 55,647                  369,961
Long-term portion of obligations under capital leases      138,867                  135,017
                                                       -----------              -----------

   Total Other Liabilities                                           194,514                   504,978

Commitments and Contingencies                                             --                        --

Stockholders' Equity:
Common stock, $.01 par value, 50,000,000
 shares authorized, 5,861,675 and 5,525,296
 shares issued and outstanding at December 31,
 and June 30, 1999, respectively                            58,617                   55,253
Preferred stock, $1.00 par value, $10 liquidation
  value; 5,000,000 shares authorized:
      Series A; authorized and issued 122,000 shares;
          -0- and 24,000 outstanding at December
          31, 1999 and June 30, 1999 respectively               --                   24,000
      Series B; authorized and issued 153,000
          shares; -0- and 6,000 outstanding at
          December 31, 1999 and June 30, 1999
          respectively                                       6,000                    6,000
      Series D; authorized and issued 20,000 shares;
          20,000 and -0- outstanding at December
          31, 1999 and June 30, 1999 respectively           20,000                        -
Additional paid-in capital                              34,902,976               34,432,927
Deficit                                                (31,732,993)             (31,916,792)
Accumulated other comprehensive income                     183,000                  183,000
Treasury stock, at cost; 17,500 shares at
          December 31 and June 30, 1999                   (50,702)                 (50,702)
                                                       -----------              -----------
   Total Stockholders' Equity                                      3,380,898                 2,733,686


Total Liabilities and Stockholders' Equity                        $9,053,684                $9,070,714
                                                                  ==========                ==========

                    Mark Solutions, Inc. and Subsidiaries

                      Consolidated Statement of Operations




                                          Six Months            Six Months             Three Months        Three Months
                                            Ended                  Ended                  Ended                 Ended

                                      December 31, 1999      December 31, 1998      December 31, 1999     December 31, 1998
                                      -----------------      -----------------      -----------------     -----------------
Revenues:

      Sales                           $        8,546,702   $           2,936,517   $       4,549,261    $      2,247,656
                                      ------------------   ---------------------   -----------------    ----------------

Costs and Expenses:
Cost of sales                                  5,014,878               1,147,847           2,848,684             800,295
General, and
  administrative expenses                      1,400,064                 945,225             725,058             594,782
Marketing costs                                  750,588                 417,919             432,425             219,326
Software costs                                   707,970                 550,279             432,444             391,536
Amortization expense                             104,970                 104,970              52,485              52,485
Litigation settlement                            275,000                   2,000                   -                   -
Consulting Fees                                  161,087                 145,942              88,919             103,117
                                      ------------------   ---------------------   -----------------    ----------------
  Total Costs and Expenses                     8,414,557               3,314,182           4,580,015           2,161,541
                                      ------------------   ---------------------   -----------------    ----------------

Operating Income(Loss)                           132,145               (377,665)            (30,754)             86,115
                                      ------------------   ---------------------   -----------------    ----------------

Other Income (Expenses):
Interest income                                   21,074                  44,315              14,621              16,091
Interest expense                                (119,420)                (20,764)            (83,022)             (9,338)
Imputed Interest expense on
    convertible debentures                             -                (109,667)                  -             (54,833)
                                       ------------------   ---------------------   -----------------    ----------------
                                                 (98,346)                (86,116)            (68,401)            (48,080)
                                       ------------------   ---------------------   -----------------    ----------------

Income before Income Tax Benefit      $           33,799    $           (463,781)   $        (99,155)    $         38,035

Income Tax Benefit                               150,000                       -             150,000                   -
                                       ------------------   ---------------------   ----------------     ----------------
Net Income(Loss)                      $          183,799    $           (463,781)   $         50,845     $         38,035
                                      ===================   ====================    ================    ================

Basic Earnings(Loss) Per Share        $            0.03     $              (0.10)  $            0.01     $           0.01
                                      ===================   ====================   =================    ================

Fully Dilutes Income(Loss)Per Share   $            0.03     $              (0.10)  $            0.01     $           0.01
                                      ===================   ====================   =================    ================
Weighted Average Number of
    Basic Shares Outstanding                   5,617,207               4,824,169           5,680,914           4,824,169
                                      ===================   ====================   =================    ================
Weighted Average Number of
     Fully Diluted Shares Outstanding          6,769,737               4,824,169           6,833,444           4,824,169
                                      ===================   ====================   =================    ================

Dividends Paid                        $                -    $                  -   $               -    $              -
                                      ===================   ====================   =================    ================

                     Mark Solutions, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                        Six Months                 Six Months
                                                          Ended                       Ended
                                                      December 31, 1999          December 31, 1998
                                                     ------------------       -------------------
Cash Flows From Operating Activities:
Net Income(loss)                                        $   183,799               $ (463,781)
Adjustments to reconcile net income (loss) to net cash
 provided by (used for) operating activities:
   Depreciation and amortization                            260,171                  163,811
   Deferred Imputed interest on convertible debentures          -                    109,667
   Securities issued for services                           203,652                       -
   Deferred tax asset                                       451,523                       -
   (Increase) decrease in assets:
     Restricted cash                                            -                  1,234,005
     Accounts Receivable                                    388,272                 (867,203)
     Notes Receivable                                           -                   (250,000)
     Inventory                                             (510,597)                (946,375)
     Billing in excess of contract revenue recognized        13,266                       -
     Other current assets                                    (6,795)                 (19,822)
     Other assets                                            (5,684)                  (1,871)
   Increase (decrease) in liabilities:
     Accounts payable                                       109,029                  237,456
     Due to related parties                                (122,950)                 133,957
     Deferred revenue                                      (655,874)                      -
     Litigation settlement payable                          225,000                       -
     Accrued liabilities                                   (165,584)                 (33,741)
   Net adjustments to reconcile net income(loss) to
                                                        -----------               ----------
     net cash provided by (used for)operating activities    183,429                 (240,116)
       Net Cash Provided by (Used for)
                                                        -----------               ----------
        Operating Activities                                367,228                 (703,897)
                                                        -----------               ----------

Cash Flows From Investing Activities:
   Acquisition of property and equipment                   (467,542)                (395,284)
        Net Cash (Used for)
                                                        -----------               ----------
         Investing Activities                              (467,542)                (395,284)
                                                        -----------               ----------

Cash Flows From Financing Activities:
   Collection of subscriptions receivable                       -                  1,231,000
   Proceeds from sale of Stock                              260,000                       -
   Increase in short-term borrowings                        217,075                  275,000
   Proceeds of equipment loans less repayments              (95,938)                  35,001
   Repayment of notes payable officer                      (175,000)                      -
   Proceeds from notes payable officer                          -                         -
   Refund of stock related costs                               (239)                 (58,961)
   Purchase of treasury stock                                    -                   (50,702)
                                                        -----------               ----------
   Net Cash Provided by Financing Activities                205,898                1,431,338
                                                        -----------               ----------

Net increase in Cash                                        105,584                  332,157

Cash and Cash Equivalents at Beginning of Period            298,167                  564,577
                                                        -----------               ----------

Cash and Cash Equivalents at End of Period              $   403,751               $  896,734
                                                        ===========               ==========

                                        6

                     Mark Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 1 INTERIM FINANCIAL  INFORMATION

     The consolidated balance sheet of the Company as of December 31, 1999, the consolidated statement of operations for the six months and three months ended December 31, 1999 and 1998 and the consolidated statements of cash flows for the six months ended December 31, 1999 and 1998 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The June 30, 1999 balance sheet data is derived from the audited consolidated financial statements. The attached financial statements should be read in connection with the consolidated financial statements and notes hereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

     Certain reclassifications have been made to the current and prior year amounts to conform to the current period presentation.


Note 2 INVENTORIES

     Inventories consist of the following

                                   December 31, 1999        June 30, 1999
                                   -----------------        -------------
     Work In Progress                  $ 510,597             $    -



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

                     Mark Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements





Note 4 SEGMENT INFORMATION

     The company's two industry segments are modular steel cells for the corrections industry and software applications for the medical industry. The following is a summary of selected consolidated financial information for the Company's industry segments:

                                           Modular
                                            Steel         Medical     Intersegment
                                          Products        Products       Charges       Total
                                         -----------    -----------    -----------  -----------
    Six Months Ended December 31, 1999
     Revenues                            $ 7,249,459    $ 1,297,243    $        -   $ 8,546,702
     Interest income                         335,340          8,158       (322,424)      21,074
     Interest expense                        115,439        326,405       (322,424)     119,420
     Depreciation and amortization           101,640         53,561        104,970      260,171
     Segment pre-tax profit                1,333,744     (1,044,975)      (104,970)     183,799
     Segment assets                       17,308,642      1,415,134     (9,670,092)   9,053,684
     Capital expenditures                    142,111        325,431              -      467,542



    Six Months Ended Decemebr 31, 1998
     Revenues                            $ 2,028,415    $   908,102    $         -  $ 2,936,517
     Interest income                         240,935            816       (197,436)      44,315
     Interest expense                        126,063        201,804       (197,436)     130,431
     Depreciation and amortization            21,794         44,194        104,970      170,958
     Segment pre-tax profit                  452,492       (785,068)      (127,897)    (460,473)
     Segment assets                       11,552,036        970,379     (7,047,144)   5,475,271
     Capital expenditures                    395,284            -                -      395,284


     The following table presents revenues by country based on the location of the use of the product or service:


                                           12/31/99                   12/31/98
                                           --------                   --------
                United States            $ 7,405,372                 $ 2,378,415
                Norway                       667,500                          -
                Other                        473,830                     558,102
                                         -----------                 -----------
                                         $ 8,546,702                 $ 2,936,517
                                         ===========                 ===========


     The following table presents long-lived assets by country based on the location of the assets:


                                           12/31/99                   12/31/98
                                           --------                   --------
                United States            $ 1,018,032                 $   667,750
                United Kingdom               518,418                     107,305
                                         -----------                 -----------
                                         $ 1,536,450                 $   775,055
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

     Mark is continually bidding on and soliciting joint venture opportunities regarding construction projects. Through its fiscal year ended June 30, 2000 Mark expects to bid on approximately $20,000,000 in cell projects which are specified steel only, and $12,000,000, which include steel as an equal to concrete. Revenues from any major project would substantially improve Mark's operating results and cash flow, although no assurances can be given that any of these projects will be awarded to Mark.

     For the six months ended December 31, 1999, Mark was awarded $4,812,340 of the $4,915,321 in correctional cell projects it bid on and remains under consideration for the balance of the projects.

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



Results of Operations

     The substantial majority of Mark's operating revenues for the reported periods were derived from the sale of its modular steel cells. For the three months ended December 31, 1999, modular steel cells represented 92.6% of total operating revenue. Management believes that the sale of cells will continue to represent a majority of Mark's operating revenues through June 30, 2000.

     Revenues from sales for the three months ended December 31, 1999, increased 102.4% to $4,549,261 from $2,247,656 for the comparable period. This increase is attributable to increases in modular steel cell projects.

     Cost of sales for the three months ended December 31, 1999, consisting of materials, labor and fixed factory overhead expense increased by 256% to $2,848,684 from $800,295 for the comparable period. Cost of sales as a percentage of revenues was 62.6% for the three months ended December 31, 1999 as compared to 35.6% for the prior comparable period. This change is due to lower margins in its modular steel cell business, which represented a larger percentage of revenue for the three months ended December 31, 1999 as compared to the prior year.

     General and administrative expenses for the three months ended December 31, 1999, increased 21.9% to $725,058 from $594,782 for the comparable period. The increase is attributable to the additional staffing in response to sales growth and prospects in both business segments.

     Marketing costs for the three months ended December 31, 1999, increased 97.2% to $432,425 from $219,326 for the comparable period. This increase in due to the expanded marketing efforts for its two products, modular steel cells and IntraScan II PACS software.

     Software costs for the three months ended December 31, 1999 related to IntraScan II PACS, increased 10.4% to $432,444 from $391,536 for the comparable period as Management focused working capital on IntraScan II PACS software and related items in response to increased interest from distributors and potential customers.

     Revenues from sales for the six months ended December 31, 1999, increased 191% to $8,546,702 from $2,936,517 for the comparable period. This increase is attributable to increases in both modular steel cell and IntraScan II PACS software projects. For the six months ended December 31, 1999, modular steel cells represented 84.8% of total operating revenue.

     Cost of sales for the six months ended December 31, 1999, consisting of materials, labor and fixed factory overhead expense increased by 336.8% to $5,014,878 from $1,147,847 for the comparable period. Cost of sales as a percentage of revenues was 58.7% for the three months ended December 31, 1999 as compared to 39.1% for the prior comparable period. This change is due to lower margins in its modular steel cell business, which represented a larger percentage of revenue for the three months ended December 31, 1999 as compared to the prior year.

     General and administrative expenses for the six months ended December 31, 1999, increased 48.1% to $1,400,064 from $945,225 for the comparable period. The increase is attributable to the additional staffing in response to sales growth and prospects in both business segments.

     Marketing costs for the six months ended December 31, 1999, increased 79.6% to $750,588 from $417,919 for the comparable period. This increase in due to the expanded marketing efforts for its two products, modular steel cells and IntraScan II PACS software.

     Software costs for the six months ended December 31, 1999 related to IntraScan II PACS, increased 28.7% to $707,970 from $550,279 for the comparable period as Management focused working capital on IntraScan II PACS software and related items in response to increased interest from distributors and potential customers.




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

     Marks inventory increased to $510,597 at December 31, 1999 from $-0- at June 30, 1999. While Mark presently does not have any material commitments for capital expenditures, management believes that its working capital requirements for inventory and other manufacturing related costs will significantly increase with increases in product orders.

     For the six months ended December 31, 1999, Mark had cash flow from operating activities of $367,228.

     For the six months ended December 31, 1999, Mark had negative cash flow from investing activities of $467,542, all of which is attributable to the purchase of property and equipment. Mark has no present intention of making any acquisition, which would have a material negative or positive effect on cash flow.

     For the six months ended December 31, 1999, financing activities provided $205,898 in cash, principally due to the proceeds from stock sales and an increase in short-term borrowing.

     Cash and cash equivalents increased from $298,167 at June 30, 1999 to $403,751 at December 31, 1999 due to proceeds from stock sales and an increase in short-term borrowings. Working capital increased to $1,655,930 at December 31, 1999 from $1,032,237 at June 30, 1999 primarily due to profits recorded by Mark during the period and the recognition of unearned revenue recorded at June 30, 1999.


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

                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings.

       On December 29, 1999, Mark settled its arbitration action with Demien Construction Company related to a modular cell project in Missouri. Pursuant to the settlement, Mark agreed to pay $275,000, payable in shares of Common Stock, and the parties exchanged mutual releases.


Item 2.  Changes in Securities and Use of Proceeds

     On October 19, 1999, each of the six members of the Board of Directors was granted five-year options to purchase 9,300 shares of Common Stock at $1.28125 per share.

     On October 19, 1999, Carl Coppola was granted three-year options to purchase 100,000 shares of Common Stock at $1.28125 per share in connection with his on-going employment.

     On October 19, 1999, two consultants were granted three-year warrants to purchase an aggregate of 21,000 shares of Common Stock at $1.28125 per share.

      On  November  9,  1999,   Mark  granted  to  six   employees,   three-year
nonqualified options to purchase an aggregate of 29,000 shares of Common Stock at $1.28125 per share.

      Each of the foregoing transactions was effected in reliance on the registration exemption provided by Section4(2) of the Securities Act as not involving a public offering due to the limited nature of the offering and the individuals' relationship with Mark.

Item 4. Submission of Matters to a Vote of Security-Holders.

     On December 17, 1999, Mark held its Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting six directors were elected. The vote for the foregoing matters was as follows:

    1. Election of Directors

      Each of the directors was re-elected.

                                                FOR                WITHHELD
                                             ----------            --------
             Carl Coppola                     4,875,380              63,411
             Richard Branca                   4,879,642              59,149
             Ronald E. Olszowy                4,879,002              59,789
             William Westerhoff               4,877,727              61,064
             Michael Nafash                   4,876,827              61,964
             Yitz Grossman                    4,879,229              59,562


Item 5.  Other Information.

     On November 11, 1999, Mark retained Sherleigh Associates LLC ("Sherleigh") to provide financial and investor related services to MarkCare Medical Systems, Inc. ("MarkCare") under a one-year consulting agreement. Pursuant to the agreement, Sherleigh purchased five percent of MarkCare for $60,000 and was issued a warrant, exercisable until May 10, 2000 for $1.00 to purchase additional shares of MarkCare to insure that Sherleigh beneficially owns five percent of MarkCare on a fully diluted basis. Under certain circumstances MarkCare has the right to repurchase the shares and warrant for $160,000. Sherleigh will also receive a monthly fee of $1,000 under the agreement.

Item 6.  Exhibits and Reports on Form 8-K

     1. Consulting Agreement between MarkCare Medical Systems, Inc. and Sherleigh Associates LLC dated November 11, 1999.

(a)      Exhibits

Exhibit No.          Exhibit Description
-----------          -------------------

27.1            Financial Data Schedule

(b)                  Reports on Form 8-K for the  Quarter  ending  December  31,
                     1999 None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Date:     February 14, 2000


                                                  MARK SOLUTIONS INC.


                                                  By:/s/ Michael Nafash
                                                     --------------------------
                                                  Chief Financial Officer