Form 10-Q
period 2000-03-31
MARK SOLUTIONS INC
filed 2000-05-15
CIK 807397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                     -------

                                    FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         March 31, 2000
                                        -------------------

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----      SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ______________  to ___________________

Commission File Number:                0-17118
                              -------------------------

                              Mark Solutions, Inc.
                        ---------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

       Delaware                                                 11-2864481
     ---------------                                         -----------------
  (State or Other Jurisdiction                              (I.R.S. Employer
      of Incorporation)                                      Identification No.)

Parkway Technical Center
1515 Broad Street
Bloomfield, New Jersey                                              07003
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's Telephone Number, Including Area Code:     (973) 893-0500
                                                   ----------------------------

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                  ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Common Stock, $ .01 par value: 7,279,571 shares outstanding as of May 15, 2000. The registrant is obligated to issue up to an additional 69,500 shares of Common Stock, which have not been issued due to prohibitions on beneficial ownership.

                              MARK SOLUTIONS, INC.
                                    Form 10-Q
                                       for
                          Quarter Ended March 31, 2000

                                      Index


Part I.  Financial Information                           Page No.

Item 1. Financial Statements

        Consolidated Balance Sheets as of
            March 31, 2000 and June 30, 1999. . .            3-4

        Consolidated Statements of Operations
            for the Nine Months and Three Months Ended
            March 31, 2000 and 1999 . . . . . . . .            5

        Consolidated Statements of Cash Flows
            for the Nine Months Ended March 31,
            2000 and 1999  . . . . . . . . . . . . . . .       6

        Notes to Consolidated Financial Statements . . .     7-8


Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.  9-12


     Part II.  Other Information

Item 2. Changes in Securities and Use of Proceeds . . .       13


Item 6. Exhibits and Reports on Form 8-K . . . . . . . .      13


              Signatures                                      13

                     Mark Solutions, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                     Asset



                                                              March 31, 2000                      June 30, 1999
                                                              --------------                      -------------
Current Assets:
 Cash and cash equivalents                                      $   502,709                          $  298,167
 Note receivable                                                    224,844                             250,000
 Accounts receivable                                              4,353,050                           4,744,459
 Costs and estimated earnings in excess of
  billings on uncompleted contracts                                 452,612                           1,006,955
 Deferred tax asset                                                 548,477                             500,000
 Prepaid expenses                                                    32,295                              64,706
                                                                -----------                          ----------
  Total Current Assets                                                              6,113,987                           6,864,287


Property and equipment, net                                                         1,389,300                           1,224,110


Other Assets:
 Cost in excess of net assets
    of business acquired less accumulated
    amortization of $804,768 and $647,313 at
    March 31, 2000 and June 30, 1999,
    respectively                                                    244,923                             402,378
 Deferred tax asset                                                       -                             500,000
 Other assets                                                        90,804                              79,939
                                                                -----------                          ----------
  Total Other Assets                                                                  335,727                             982,317
                                                                                    ---------                          -----------


Total Assets                                                                       $7,839,014                          $9,070,714
                                                                                   ==========                          =========


                     Mark Solutions, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                      Liabilities and Stockholders' Equity

                                                                       March  31, 2000                   June 30, 1999
                                                                   -----------------------           ------------------
Current Liabilities:
Accounts payable                                                    $2,776,739                        $3,617,608
Current maturities of long-term debt                                   490,882                           365,000
Current portion of obligations under capital leases                    109,186                            87,292
Due to related  parties                                                 34,311                           177,977
Notes payable to officers/stockholders                                 200,000                           375,000
Deferred revenues                                                            -                           655,874
Litigation settlement                                                  250,000                           300,000
Accrued liabilities                                                    167,108                           253,299
                                                                   -----------                       -----------
   Total Current Liabilities                                                        4,028,226                         5,832,050

Other Liabilities:
Long-term debt excluding current maturities                             14,133                           369,961
Long-term portion of obligations under capital leases                  115,794                           135,017
Convertible notes                                                      950,000                                 -
                                                                   ------------                      -----------
   Total Other Liabilities                                                          1,079,927                           504,978

Commitments and Contingencies                                                              -                                 -

Stockholders' Equity:
Common stock, $.01 par value, 50,000,000
 shares authorized, 6,858,873 and 5,525,296
 shares issued and outstanding at March 31, 2000
 and June 30, 1999, respectively                                        68,589                            55,253
Preferred stock, $1.00 par value, $10 liquidation
  value; 5,000,000 shares authorized:
      Series A; authorized and issued 122,000 shares;
          -0- and 24,000 outstanding at March 31, 2000
          and June 30, 1999 respectively                                     -                            24,000
      Series B; authorized and issued 153,000
          shares; -0- and 6,000 outstanding at March
         31, 2000 and June 30, 1999 respectively                             -                             6,000
      Series D; authorized and issued 20,000 shares;
          20,000 and -0- outstanding at March
          31, 2000 and June 30, 1999 respectively                       20,000                                 -
Additional paid-in capital                                          36,191,083                        34,432,927
Deficit                                                            (33,666,905)                      (31,916,792)
Accumulated other comprehensive income                                 168,796                           183,000
Treasury stock, at cost; 17,500 shares at
   March 31, 2000 and June 30, 1999                                    (50,702)                          (50,702)
                                                                   ------------                      ------------
   Total Stockholders' Equity                                                       2,730,861                         2,733,686
                                                                                   ----------                        ----------

Total Liabilities and Stockholders' Equity                                         $7,839,014                        $9,070,714
                                                                                   ==========                        ==========

                    Mark Solutions, Inc. and Subsidiaries

                      Consolidated Statement of Operations




                                          Nine Months            Nine Months         Three Months          Three Months
                                            Ended                  Ended                Ended                 Ended

                                        March 31, 2000        March 31, 1999        March 31, 2000         March 31, 1999
                                      -----------------      -----------------      -----------------     -----------------
Revenues:

      Sales                           $       11,917,198   $           5,573,978   $       3,370,496    $      2,637,461
                                      ------------------   ---------------------   -----------------    ----------------

Costs and Expenses:
Cost of sales                                  9,013,121               3,500,422           3,837,156           2,352,575
General, and
  administrative expenses                      2,095,446               1,823,328             695,382             732,161
Marketing costs                                1,274,132                 722,675             523,544             304,756
Software costs                                 1,033,263                 895,548             325,293             345,269
Amortization expense                             157,455                 157,455              52,485              52,485
Litigation settlement                            275,000                   2,000                   -                   -
                                      ------------------   ---------------------   -----------------    ----------------
  Total Costs and Expenses                    13,848,417               7,101,428           5,433,860           3,787,246
                                      ------------------   ---------------------   -----------------    ----------------

Operating Income(Loss)                        (1,931,219)             (1,527,450)         (2,063,364)         (1,149,785)
                                      ------------------   ---------------------   -----------------    ----------------

Other Income (Expenses):
Interest income                                   76,273                  51,458              55,199               7,143
Other income                                     124,220                     --              124,220
Interest expense                                (169,387)                (37,500)            (49,967)            (16,736)
Loss on sale of securities                             -                  (6,216)                  -              (6,216)
Imputed Interest expense on
    convertible debentures                             -                (109,667)                  -             (54,833)
                                       ------------------   ---------------------   -----------------    ----------------
                                                  31,106                (101,925)            129,452             (15,809)
                                       ------------------   ---------------------   -----------------    ----------------

Income before Income Tax Benefit      $       (1,900,113)   $         (1,629,375)   $     (1,933,912)   $     (1,165,594)

Income Tax Benefit                               150,000               1,200,000                               1,200,000
                                       ------------------   ---------------------   ----------------     ----------------
Net Income(Loss)                      $       (1,750,113)   $           (429,375)   $     (1,933,912)    $        34,406
                                      ===================   ====================    ================    ================

Basic Earnings(Loss) Per Share        $           (0.30)    $              (0.09)  $          (0.31)     $          0.01
                                      ===================   ====================   =================    ================

Fully Dilutes Income(Loss)Per Share   $           (0.30)    $              (0.09)  $          (0.31)    $           0.01
                                      ===================   ====================   =================    ================
Weighted Average Number of
    Basic Shares Outstanding                   5,835,964               4,800,758           6,307,144           4,752,898
                                      ===================   ====================   =================    ================
Weighted Average Number of
     Fully Diluted Shares Outstanding          5,835,964               4,800,758           6,307,144           5,515,044
                                      ===================   ====================   =================    ================

Dividends Paid                        $                -    $                  -   $               -    $              -
                                      ===================   ====================   =================    ================

                     Mark Solutions, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                       Nine Months               Nine Months
                                                          Ended                     Ended
                                                      March 31, 2000          March 31, 1999
                                                     ------------------       -------------------
Cash Flows From Operating Activities:
Net loss                                                $(1,750,113)             $ (429,375)
Adjustments to reconcile net loss to net cash
 used for operating activities:
   Depreciation and amortization                            454,243                  312,819
   Deferred Imputed interest on convertible debentures          -                    109,667
   Securities issued for services                           235,270                       -
   Securities issued for litigation                         250,000                       -
   Deferred tax asset                                       451,523               (1,200,000)
   (Increase) decrease in assets:
     Restricted cash                                            -                  1,234,005
     Accounts Receivable                                    391,409               (1,628,972)
     Notes Receivable                                        25,156                 (250,000)
     Inventory                                                  -                   (380,988)
     Billing in excess of contract revenue recognized       554,343                 (528,227)
     Other current assets                                    32,411                  110,909
     Other assets                                           (10,865)                 (32,871)
   Increase (decrease) in liabilities:
     Accounts payable                                      (840,869)               1,270,856
     Due to related parties                                (143,666)                  98,249
     Deferred revenue                                      (655,874)                      -
     Litigation settlement payable                           50,000                       -
     Customer deposits                                            -                   83,506
     Accrued liabilities                                    (86,191)                 (15,317)
   Net adjustments to reconcile net loss to
                                                        -----------               ----------
     net cash provided by (used for)operating activities    606,890                 (816,364)
       Net Cash Provided by (Used for)
                                                        -----------               ----------
        Operating Activities                              1,143,223               (1,245,739)
                                                        -----------               ----------

Cash Flows From Investing Activities:
   Acquisition of property and equipment                   (477,758)                (508,867)
        Net Cash (Used for)
                                                        -----------               ----------
         Investing Activities                              (477,758)                (508,867)
                                                        -----------               ----------

Cash Flows From Financing Activities:
   Collection of subscriptions receivable                        -                 1,231,000
   Proceeds from sale of stock                              260,000                       -
   Proceeds from warrant conversions                      1,024,323                       -
   Increase in short term borrowing                              -                   425,000
   Proceeds of equipment loans less repayments             (227,275)                 (11,223)
   Repayment of notes payable officer                      (175,000)                      -
   Proceeds from convertible debentures                     950,000                       -
   Deposit on stock repurchase                                   -                  (222,000)
   Debt issue costs                                              -                  (109,667)
   Payment of stock related costs                            (6,525)                 (25,169)
   Purchase of treasury stock                                    -                   (50,702)
                                                        -----------               ----------
   Net Cash Provided by Financing Activities              1,825,523                1,237,239
                                                        -----------               ----------

Net increase(decrease) in Cash                              204,542                 (517,367)

Cash and Cash Equivalents at Beginning of Period            298,167                  564,577
                                                        -----------               ----------

Cash and Cash Equivalents at End of Period              $   502,709               $   47,210
                                                        ===========               ==========


                    Mark Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 1 INTERIM FINANCIAL  INFORMATION

     The consolidated balance sheet of the Company as of March 31, 2000, the consolidated statement of operations for the nine months and three months ended March 31, 2000 and 1999 and the consolidated statements of cash flows for the nine months ended March 31, 2000 and 1999 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included.

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


Note 4 CONVERTIBLE DEBENTURES

     On April 14, 2000, Mark effected a $2,250,000 private placement (the "Private Placement") to three investors, considering of (i) $2,250,000 two-year principal amount convertible notes (the "Convertible Notes") and
     (ii) warrants to purchase 450,000 shares of Common Stock (the "Warrants"). As partial consideration, the investors exchanged $1,250,000 in short-term debt for $1,250,000 principal amount of Convertible Notes and 250,000 Warrants.

                     Mark Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements



Note 3 SEGMENT INFORMATION

     The Company's two industry segments are modular steel cells for the corrections industry and software applications for the medical industry. The following is a summary of selected consolidated financial information for the Company's industry segments:

                                           Modular
                                            Steel         Medical     Intersegment
                                          Products        Products       Charges       Total
                                         -----------    -----------    -----------  -----------
    Nine Months Ended March 31, 2000
     Revenues                            $10,309,574    $ 1,607,624    $        -   $11,917,198
     Interest income                         586,448            964       (511,139)      76,273
     Interest expense                        160,850        519,676       (511,139)     169,387
     Depreciation and amortization           219,205         77,583        157,455      454,243
     Segment pre-tax profit                  573,336     (2,315,994)      (157,455)  (1,900,113)
     Segment assets                       17,355,631      1,206,195    (10,722,812)   7,839,014
     Capital expenditures                    228,991        248,767              -      477,758



    Nine Months Ended March 31, 1999
     Revenues                            $ 4,622,834    $   951,144    $         -  $ 5,573,978
     Interest income                         420,697            968       (370,207)      51,458
     Interest expense                        140,596        217,074       (210,503)     147,167
     Depreciation and amortization            83,169         72,195        157,455      312,819
     Segment pre-tax profit                  226,092     (1,525,903)      (329,564)  (1,629,375)
     Segment assets                       13,620,247        790,371     (7,807,382)   6,603,236
     Capital expenditures                    303,058        205,809              -      508,867


     The following table presents revenues by country based on the location of the use of the product or service:


                                            3/31/00                    3/31/99
                                           --------                   --------
                United States            $10,548,043                 $ 5,045,581
                Norway                       667,000                          -
                Korea                        135,524                          -
                Spain                        257,263                    296,275
                United Kingdom               228,768                    150,667
                Turkey                        80,600                     81,455
                Ireland                      145,000                          -
                                         -----------                 -----------
                                         $11,917,198                 $ 5,573,978
                                         ===========                 ===========


     The following table presents long-lived assets by country based on the location of the assets:


                                           3/31/00
                                           -------
                United States            $   955,346
                United Kingdom               433,954
                                         -----------
                                         $ 1,389,300
                                         ===========

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

General

     Mark's results of operations, liquidity, and working capital position have been historically impacted by sporadic sales of its principal products, modular steel cells and IntraScan II PACS software.

     Mark's modular steel cell is an alternative to traditional construction methods, and penetration into the construction market has met resistance typically associated with an unfamiliar product. Accordingly, Mark has been, and will continue to be, subject to sales fluctuations until its modular cell technology obtains broader acceptance in the construction market. Based on the increase in the number of projects being designed for steel cells, management believes its cells are receiving greater market acceptance as a viable alternative to concrete. Mark continues to promote it steel cells to the architectural, engineering, and construction communities by making sales presentations, participating in trade shows, conducting selected direct mail campaigns and engaging in other marketing activities.

     Mark has increased its steel cell marketing expenditures to more aggressively pursue projects and to persuade the construction industry to increase the use of steel cells. Mark believes this investment has been successful to date and is necessary to achieve profitability. Mark will continue to review its overhead and personnel expenses based on operating results and prospects.

     Mark is continually bidding on and soliciting joint venture opportunities regarding construction projects. For its fiscal year ending June 30, 2000 Mark expects to bid on approximately $10,000,000 in cell projects which are specified steel only, and $5,000,000, which include steel as an equal to concrete.
Revenues from any major project would substantially improve Mark's operating results and cash flow, although no assurances can be given that any of these projects will be awarded to Mark.

     For the nine months ended March 31, 2000, Mark was awarded $9,838,000 of the $10,600,000 in correctional cell projects it bid on, lost $300,000 and remains under consideration for the balance of the projects.

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


Results of Operations

     The substantial majority of Mark's operating revenues for the reported periods were derived from the sale of its modular steel cells. For the three months ended March 31, 2000, modular steel cells represented 89.4% of total operating revenue. Management believes that the sale of cells will continue to represent a majority of Mark's operating revenues through June 30, 2000.

     Revenues from sales for the three months ended March 31, 2000, increased 27.8% to $3,370,496 from $2,637,461 for the comparable period. This increase is attributable to additional modular steel cell projects.

     Cost of sales for the three months ended March 31, 2000, consisting of materials, labor and fixed factory overhead expense increased by 70.0% to
$3,998,243 from $2,352,575 for the comparable period. Cost of sales as a percentage of revenues was 118.6% for the three months ended March 31, 2000 as compared to 89.2% for the prior comparable period. This increase is due to labor overruns on several projects being manufactured simultaneously to meet deadlines. In addition, Mark recorded a significant charge for installation on one project due to unforeseen site conditions. These installation costs were estimated at $250,000, as compared to actual costs running approximately $700,000. Mark is attempting to recoup some of these cost overruns from its sub contractor.

     General and administrative expenses for the three months ended March 31, 2000, decreased 5.0% to $695,382 from $732,161 for the comparable period. The decrease is attributable to a reduction in general overhead costs and the reallocation of resources to marketing and development.

     Marketing costs for the three months ended March 31, 2000, increased 71.8% to $523,544 from $304,756 for the comparable period. This increase in due to the expanded marketing efforts for its two products, modular steel cells and IntraScan II PACS software.

     Software costs for the three months ended March 31, 2000 related to IntraScan II PACS, decreased 5.8% to $325,293 from $345,269 for the comparable period. Mark has stabilized its development costs and has focused working capital on marketing its IntraScan II PACS software and related items in response to increased interest from distributors and potential customers.

     Revenues from sales for the nine months ended March 31, 2000, increased 113.8% to $11,917,198 from $5,573,978 for the comparable period. This increase is attributable to increases in both modular steel cell and IntraScan II PACS software projects. For the nine months ended March 31, 2000, modular steel cells represented 86.5% of total operating revenue.

     Cost of sales for the nine months ended March 31, 2000, consisting of materials, labor and fixed factory overhead expense increased by 157.5% to $9,013,121 from $3,500,422 for the comparable period. Cost of sales as a percentage of revenues was 75.6% for the nine months ended March 31, 2000 as compared to 62.8% for the prior comparable period. This increase is due to labor overruns on several projects being manufactured simultaneously to meet deadlines. In addition, Mark recorded a significant charge for installation on one project due to unforeseen site conditions. These installation costs were estimated at $250,000, as compared to actual costs running approximately $700,000. Mark is attempting to recoup some of these cost overruns from its sub contractor.

     General and administrative expenses for the nine months ended March 31, 2000, increased 14.9% to $2,095,446 from $1,823,328 for the comparable period. The increase is attributable to the additional staffing in response to sales growth and prospects in both business segments.

     Marketing costs for the nine months ended March 31, 2000, increased 76.3% to $1,274,132 from $722,675 for the comparable period. This increase is due to the expanded marketing efforts for its two products, modular steel cells and IntraScan II PACS software.

     Software costs for the nine months ended March 31, 2000 related to IntraScan II PACS, increased 15.4% to $1,033,263 from $895,548 for the comparable period. Mark has stabilized its development costs and has focused working capital on marketing its IntraScan II PACS software and related items in response to increased interest from distributors and potential customers.


Liquidity and Capital Resources

     Mark's working capital requirements result principally from staff and management overhead, office expense and marketing efforts. Mark's working capital requirements have historically exceeded its working capital from operations due to sporadic sales. Accordingly, Mark has depended on and, absent continued improvements in operations, will depend on new capital in the form of equity or debt financing to meet its working capital deficiencies, although no assurances can be given that such financing will be available. Mark believes its present available working capital from existing contracts and from anticipated contracts is sufficient to meet its operating requirements through December 31, 2000. If Mark requires additional capital, it will continue to principally look to private sources.

     Mark did not maintain any inventory at March 31, 2000 and June 30, 1999. While Mark presently does not have any material commitments for capital expenditures, management believes that its working capital requirements for inventory and other manufacturing related costs will significantly increase with increases in product orders.

     For the nine months ended March 31, 2000, Mark had negative cash flow from operating activities of $1,143,223, most of which is attributable to the net operating loss sustained for the period.

     For the nine months ended March 31, 2000, Mark had negative cash flow from investing activities of $477,758, all of which is attributable to the purchase of property and equipment. Mark has no present intention of making any acquisition, which would have a material negative or positive effect on cash flow.

     For the nine months ended March 31, 2000, financing activities provided $1,825,523 in cash, principally due to the proceeds from stock sales, the exercise of warrants and the sale of convertible debentures.

     Cash and cash equivalents increased from $298,167 at June 30, 1999 to $502,709 at March 31, 2000 due to proceeds from stock and debenture sales; warrant exercises, offset by a loss from operations. Working capital increased to $2,085,761 at March 31, 2000 from $1,032,237 at June 30, 1999 primarily due to proceeds from stock and debenture sales; warrant exercises, offset by operating losses.


Forward Looking Statements

     Except for the historical information contained herein, the matters discussed in this report are forward looking statements under the federal securities law. These statements are based on current plans and expectations of Mark and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include whether cell and PACS projects are awarded to Mark and the timing of their completion, timely collection of receivables, meeting current and future financial requirements, competition and changes in PACS related technology.

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

                                     PART II
                                OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

     On March 2, 2000, Mark agreed to reduce the exercise price of warrants to purchase 343,750 shares of Common Stock from $6.00 to $2.00 per share and warrants to purchase 62,500 from $3.00 to $2.00 per share. All of the warrants were subsequently exercised.

     In January 2000, an investor notified Mark of his intention to exercise an option to purchase 20,000 shares of preferred stock each convertible into Common Stock at $10.00 per preferred share divided by 75% of the trading price and warrants to purchase 25,000 shares of Common Stock at $6.00 per share. On January 19, 2000, Mark agreed to issue 100,000 shares of Common Stock in lieu of the convertible preferred stock and also issued the warrants.

     In February 2000, Mark issued 186,500 shares of Common Stock to ten persons and entities as compensation for services rendered or material provided.

     Each of the foregoing transactions was effected in reliance on the registration exemption provided by Section4 (2) of the Securities Act as not involving a public offering due to the limited nature of the offering and the individuals' relationship with Mark.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.          Exhibit Description

27.1            Financial Data Schedule

(b)  Reports on Form 8-K for the Quarter ending March 31, 2000


Date of Report              Item Reported

April 14, 2000                5.  Other events



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Date:  May 15, 2000

                                                  MARK SOLUTIONS INC.


                                                  By:/s/ Michael Nafash
                                                     -----------------------
                                                     Chief Financial Officer