Form 10-K
period 2000-06-30
MARK SOLUTIONS INC
filed 2000-10-13
CIK 807397

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

     For the fiscal year ended June 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from   _____________  to __________________


                           Commission File No. 0-17118


                              Mark Solutions, Inc.
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     11-2864481
     --------------------------            ------------------------------------
   (State or other jurisdiction            (I.R.S. employer identification no.)
 of incorporation or organization)

       Parkway Technical Center
1515 Broad Street, Bloomfield, New Jersey                            07003
-------------------------------------------                       ---------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code           (973) 893-0500
                                                           -----------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
-------------------------            ------------------------------------------
                                                            NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $ .01 par value
                                (Title of class)

           Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No
                                              -------    -------

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

           The aggregate market value of the 7,129,938 shares of Common Stock held by non-affiliates of the Registrant on September 30, 2000 was $3,564,969 based on the closing sales price of $0.50 on September 29, 2000.

           The number of shares of Common Stock outstanding as of September 29, 2000 was 7,688,705.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.  Business

                        GENERAL DEVELOPMENT OF BUSINESS

           Mark Solutions, Inc. ("Mark") is a Delaware corporation, which operates its businesses through wholly owned subsidiaries and a division.

           Mark markets its IntraScan II PACS software to radiology departments, large healthcare facilities, hospitals, and outpatient imaging group practices as part of comprehensive PACS proposals through marketing and strategic partnering agreements with computer hardware manufacturers, systems integrators, and radiology imaging equipment manufacturers. Mark's principal marketing partner is Data General Corporation / EMC Corporation.

           Mark designs, manufactures, and installs modular steel cells for correctional institution construction and develops software applications under the name "IntraScan II" for diagnostic support, picture, archiving and communication computer systems (PACS).

           Mark markets its modular steel products by responding to public bids and by pursuing joint ventures and affiliations with other companies to solicit design/build correctional facilities.

           Mark has decided it is in its best interest to separate the two business segments. No definitive plan has been reached to effect such a separation and there can be no assurances that one will occur.


                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

           The following table sets forth information regarding Mark's industry segments and classes of products.

                                    Fiscal Year Ended June 30,
                                           (in thousands)
-----------------------------------------------------------------
                                  2000        1999        1998
                                --------    --------    --------
Sales to external customers:
Mark Correction Systems:
     Modular Cells              $ 11,670    $  8,497    $ 12,714
                                --------    --------    --------
MarkCare Medical Systems:
     IntraScan                     2,054       1,729         150
     Other                            --          --          58
                                --------    --------    --------
                                   2,054       1,729         208
                                --------    --------    --------

                                $ 13,724    $ 10,226    $ 12,922
                                ========    ========    ========
Operating Profit:
    Mark Correctional Systems   $   (794)   $   (598)   $     73
    MarkCare Medical Systems    $ (3,613)   $ (1,871)   $ (2,064)

Identifiable Assets:
    Mark Correctional Systems   $  5,076    $  7,258    $  4,258
    MarkCare Medical Systems    $  1,253    $  1,812    $    916

                            MARKCARE MEDICAL SYSTEMS


           Mark operates its IntraScan II PACS software business through MarkCare Medical Systems, Inc., a majority owned Delaware subsidiary ("MarkCare-US"), MarkCare Medical Systems, Ltd., a wholly owned subsidiary of MarkCare-US ("MarkCare-UK") and MarkCare Medical Systems Korea ("MarkCare-Korea"), also a wholly owned subsidiary of MarkCare-US. MarkCare-US, MarkCare-UK and MarkCare-Korea are collectively referred to as "MarkCare". MarkCare conducts its IntraScan II PACS software activities at the offices of MarkCare-UK and its executive offices.


IntraScan II PACS Software

           IntraScan II is a software application for medical diagnostic, picture, archiving and communication systems (PACS). The IntraScan II software typically represents 25-30% of the total cost of a PACS system. PACS is a "filmless" computer based system which allows transmission, storage and integration of radiological images such as x-rays, computed tomography (CAT
Scan), ultra sound and magnetic resonance imaging (MRI) as well as patient records by computer network. Through the network, diagnostic quality images and patient records can be distributed efficiently and instantaneously.

           Revenues generated by IntraScan II sales totaled $2,054,000 or 15.0% of Mark's total operating revenues for the fiscal year ended June 30, 2000. While no assurances can be given, Mark believes that IntraScan II sales will represent a larger percentage of revenues in the fiscal year ending June 30, 2001 as compared to 2000.

           As of September 30, 2000 MarkCare had a backlog of $940,000 in IntraScan II orders as compared to a backlog of $937,000 as of September 1999. In the three-month period ended September 30, 2000, MarkCare generated revenues of $906,000 as compared to $959,000 for the comparable prior period.

           IntraScan II interfaces with most medical imaging devices based on the healthcare industry communication standard DICOM 3.0, and can store and recall images from commonly used modalities including x-ray, CAT Scan, computed radiography, nuclear medicine, ultra sound and MRI.

           The IntraScan II PACS software is both platform and database independent using popular client/server architecture, multiple hardware platforms (Data General, DEC, IBM and Hewlett Packard) and operating systems (UNIX based versions, Windows 98 and Windows 2000). IntraScan II operates across Sybase and Oracle data base management systems, which together represent approximately 70% of the worldwide healthcare database market. This open platform independence allows IntraScan II to operate with most computer hardware and operating systems and broadens the potential customer base and possible marketing partners. While Mark is aware of similar PACS systems in various stages of development, management believes the IntraScan II PACS system is the only system which is designed to be platform and database independent.

           IntraScan II is designed using Internet/Intranet web technology that allows authorized users to access the PACS system from remote locations as well as at the healthcare facility.

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

           Application Service Provider (ASP) Compatible. The IntraScan II is fully compatible with ASP technology. Mark believes that ASP technology will allow greater penetration into the overall teleradiology market.


Current Installations

           MarkCare's IntraScan II software has been installed or is scheduled for installation in the following facilities:


                         Patient    Installation     Contract      Strategic
Name and Location          Beds         Date         Value(1)       Partner.
-----------------        --------   ------------   ------------   -----------

Leichester General
 Hospital, England          700     July 1997       $  860,000    Data General

Organ Transplant
 Center, Turkey             100     October 1998    $  200,000    Data General

Hospital de la
 Ribera, Spain              350     January 1999    $  700,000    Data General

Princeton Community
 Hospital, West Virginia    200     January 1999    $  720,000    Data General

Gill Hospital,
 South Korea              2,000     August 1999     $1,250,000    Data General

Central Middlesex
 Hospital, England          100     August 1999     $  420,000    Data General

Ankara Rehabilitation
 Hospital, Turkey           100     September 1999  $  200,000    Data General

Ulleval Hospital,
 Norway                   1,700     September 1999  $1,500,000    Santax A/S

Houston Health Center,
 Georgia                    186     October 2000    $  425,000    Data General

Childrens Mercy
 Hospital, Missouri         177     November 2000   $  500,000    Data General

Royal Victoria Hospital,
 North Ireland              N/A     November 2000   $  175,000    Data General

Boundary Trails Medical,
 Canada                     150     December 2000   $  240,000    MediSolutions


1) This represents gross revenues to Mark and includes licensing, installation and long-term maintenance and support fees.

Product Development

           The application software industry is subject to rapid technological changes. MarkCare's IntraScan II development strategy is to continually improve its web based, user friendly modules and add additional features and functions based on the requirements of the PACS market in general and the feedback from existing customers and sales efforts. MarkCare will continue to develop platform and database independent applications using popular client/server environments, multiple hardware platforms and operating systems. As of September 30, 2000 MarkCare's product development staff consisted of 18 employees. MarkCare anticipates that it will continue to spend substantial resources on an ongoing basis to develop competitive products.


Sales and Marketing; Strategic Partners

           The IntraScan II PACS software is marketed to radiology departments, large healthcare facilities, hospitals, and outpatient imaging group practices as part of comprehensive PACS proposals through marketing and strategic partnering agreements with established computer hardware manufacturers, systems integrators, and radiology imaging equipment manufacturers. MarkCare has an internal sales force consisting of six employees that participates and supports the marketing and sales efforts of these companies. MarkCare personnel participate in systems demonstrations, site visits, and assist in the solicitation of and response to requests for proposals.

           MarkCare's marketing strategy is to establish as many distribution channels as possible to compensate for its limited financial resources, personnel resources and lack of industry recognition. MarkCare believes this partnering strategy also gives it access to the partners installed healthcare client base and other established relationships not otherwise available to MarkCare.

           MarkCare's principal marketing partner is Data General, a large computer hardware and systems integrator company, which is a division of EMC Corporation, and has a client base of over 1,200 healthcare institutions in the United States.

           Under a Master Supplier Agreement with Data General, MarkCare provides IntraScan II PACS software and related services to be incorporated into PACS sale proposals. The products and services to be provided by MarkCare are negotiated on a project-by-project basis. Pursuant to this agreement, MarkCare is Data General's exclusive supplier of PACS software products; however, MarkCare is permitted to market and sell the IntraScan II PACS software to other distributors or systems integrators.

           In addition to the Data General agreement, MarkCare has strategic partnerships with the following companies:

           Santax A/S, a Norwegian company;
           Konica, a multi-national diversified film and digital imaging company;
           Worldcare, a United Kingdom company;
           Avantec, an Indian company;
           AIS, a Swiss company;
           Medilink, an Australian company;
           Chrome Global, an Australian company

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

           In addition to resources and brand recognition, MarkCare believes significant competitive factors in the PACS market are a system's adaptability, operating features and post-installation support. MarkCare believes it can be competitive by:

         o Pursuing its strategic partnering strategy with larger PACS related companies.

         o Developing software applications which are platform and data base independent, which broadens MarkCare's market base.

         o Emphasizing its current software operation features and performance including its image management system.

         o Continually updating its software and adding additional features.

         o Focusing and promoting its development efforts on web based technology.

         o ASP (Application Service Provider) compatibility.


Employees

           As of September 30, 2000, MarkCare-US had two management employees, one sales employee, six engineering employees, four technical support staff and two office and clerical employees.

           As of September 30, 2000, MarkCare-UK had fifteen software engineers, four management employees, five sales employees, nine support staff, and two office staff employees.

           As of September 30, 2000, MarkCare-Korea had two sales personnel and four technical support staff employees.


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


Modular Cells

      Since the initial sale of its prefabricated modular steel cells for correctional facilities in 1989, Mark has manufactured and sold security prison cells in 16 states including Indiana, Illinois, New York, New Jersey, Michigan, Missouri, Washington, Wisconsin, South Carolina and Minnesota as well as the Commonwealth of Puerto Rico. Revenues generated by the sale of cells to correctional facilities totaled $11,670,000 or 85.0% of Mark's total operating revenues for the fiscal year ended June 30, 2000. For the year ended June 30, 2000 the following projects accounted for 77.5% of Mark's total operating revenue:

                                                     Percentage of Fiscal 2000
           Project                                       Operating Revenues
        ----------------                             ---------------------------

Renovation of Cellhouse "H"                                   31.8%
Pendleton Correctional Facility
Pendleton, Indiana
269 cells

Lake County Jail Addition                                     24.8%
Crown Point, Indiana
256 cells

Administration of Corrections                                 20.9%
Puerto Rico
438 cells


      As of September 30, 2000 Mark had a backlog of $5,958,000 in modular cell orders as compared to a backlog of $9,756,000 as of September 30, 1999.

           Mark's modular cell is a prefabricated, installation-ready, lightweight steel structure, which is manufactured according to the construction and security specifications of each correctional institution project in sizes that can vary from 60 to 200 square feet. Each modular cell can be equipped with lavatory facilities, wall-mounted sleeping bunks, desk and stool, storage bins, lighting and ventilation systems; and optional components such as fixed or operable windows and hinged or sliding security doors.

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

           Each cell is load bearing to allow for multiple-story construction, and is manufactured to tolerances of 1/16 of an inch, resulting in efficient and faster on-site installation compared to traditional construction.

           Because the modular steel cells overall dimensions and weight are less than traditional concrete cells, the project square footage requirements can be reduced and the load bearing and foundation requirements (e.g. support beams, footings and pilings) can be less extensive. These design modifications can reduce construction time, labor costs and material costs for the project. The insulated galvaneeled steel cell life cycle savings in energy cost reductions and maintenance savings are dramatically superior to concrete construction.


Bid Process, Subcontracting and Bonding Requirements

           The substantial majority of Mark's revenues have been from state and local government correctional projects. Consequently, Mark is required to prepare and submit bid proposals based on the design and specifications prepared by the supervising architectural or engineering firm. Mark prepares and submits a formal bid proposal, which includes price quotations and estimates, selected material options and construction time estimates. Depending on the nature of the project, Mark may bid directly to the owner, or provide bidding information for incorporation into the general contractor. After receipt and review of all accepted bids the governmental agency awards the contract based on a number of factors including costs, reputation, completion estimates and subcontracting arrangements. In those instances where Mark provides bid information to a general contractor who is ultimately awarded the project, there is no guarantee that Mark will receive the subcontract business.

           The typical time period from submission of bids to awarding of the contract to the direct bidder (whether Mark or a general contractor) is 60 to 120 days. In those instances, where Mark is not the direct bidder, subcontracts are generally awarded within an additional 30 to 60 days.

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


Marketing and Sales

           The market for Mark's modular cell is primarily federal, state and local governmental agencies responsible for the construction and maintenance of correctional institutions. While Mark's modular cell technology has other applications such as temporary emergency housing, for the foreseeable future the correctional institutions market will represent the substantial majority of its modular business. No assurances can be given that any other markets will develop to any significant degree.

           Mark designs prototypes of its modular cells for marketing, sales and trade show demonstrations. Mark's marketing and sales efforts are managed by its Executive Vice President and include in-person solicitations, direct mail campaigns and participation in industry trade shows. Mark presently markets and sells its modular cells directly and through independent manufacturers' representatives. Mark's sales network consists of twelve (12) outside sales representatives that service all of the United States and foreign countries including Canada and Latin America. Each representative generally enters into an agreement with Mark, which contains certain non-disclosure restrictions and provides for payment on a commission basis. Mark has also signed a licensing agreement covering the continent of Africa and several surrounding islands.

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

           State and Federal environmental laws regulate certain aspects of Mark's manufacturing process. Mark has obtained all necessary licenses and permits and is in compliance in all material respects with applicable environmental laws.

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

           With respect to those projects that incorporate modular cell specifications in its design criteria, Mark competes with several other steel product manufacturers who manufacture a comparable product, some of which have greater financial resources than Mark. In addition, a number of manufacturers, which have greater financial and marketing resources than Mark and which currently produce sheet metal products, could ultimately manufacture modular steel cells in competition with Mark.

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


Employees

           As of September 30, 2000, Mark had two executive management employees, two plant management employees, two sales employees, three engineering employees and five office and clerical employees. Mark also employs hourly employees in its manufacturing facilities who are subject to a three-year collective bargaining agreement, which expires on August 31, 2001. Management believes its employee relations to be good.


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

Item 2.  Property

           Mark leases its executive offices at 1515 Broad Street, Bloomfield, New Jersey 07003, which consists of 6,500 square feet of space. Mark's lease expires on December 31, 2001 and provides for monthly rent of $8,667.

           In addition, Mark leases 74,000 square feet of manufacturing space in Jersey City, New Jersey pursuant to a triple net lease expiring on November 15, 2004 at an annual rental of $174,000 through October 31, 2000. Annual rent for the remaining years of the lease increase yearly from $215,045 for the year beginning November 1, 2000 to $292,901 for the year beginning November 1, 2003, subject to additional increases based on the consumer price index at that time.

           MarkCare-UK leases 8,000 square feet pursuant to a 25-year lease expiring June 30, 2024 at an annual rental cost of $147,000. MarkCare-UK received six months free rent as an inducement to enter into the long-term lease.

           MarkCare-Korea leases approximately 1,200 square feet of office space at an annul rental fee of $43,000.

           Management believes its present manufacturing facilities and additional available facilities are sufficient for Mark's current and anticipated needs.


Item 3.  Legal Proceedings

           On August 28, 1998, Evergreen Mobile Company filed a demand for arbitration against Mark in San Francisco, California with the American Arbitration Association alleging delay and warranty claims of $1,333,000 related to a contract under which Mark provided modular steel cells for $432,000. By agreement dated September 8, 1999, Mark reached a settlement with Evergreen whereby Mark paid to Evergreen the sum of $300,000 in installments of $50,000 due by December 31, 1999 and $250,000 by May 31, 2000. All payments were made in a timely manner and this matter is resolved.

           There are no other material legal proceedings pending.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

           (a)  Market Information.

           The following table sets forth for the calendar quarters indicated the high and low bid prices of Mark's Common Stock, after giving effect to the 1-for-4 reverse split effected on June 15, 1999. The Common Stock trades on the Nasdaq SmallCap Market under the symbol "MSOL".


                                                     Common Stock
                                         --------------------------------------
                                           High                      Low
                                           ----                      ---
1998
1st Quarter                                9 3/4                     6 5/8
2nd Quarter                                8                         4
3rd Quarter                                7 3/4                     1 3/4
4th Quarter                                3 5/8                     2

1999
1st Quarter                                6                         2
2nd Quarter                                5 5/8                     2 7/16
3rd Quarter                                5 5/8                     1 3/4
4th Quarter                                4 13/16                   1 1/8

2000
1st Quarter                                6 5/8                     3 1/4
2nd Quarter                                3 1/4                     1 3/32
3rd Quarter                                1 9/32                    1/2

           Over-the-counter quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

           Mark's Common Stock has recently traded at prices below the NASDAQ minimum requirement for continued listing on the NASDAQ SmallCap Market. Absent an increase in trading prices to satisfy the minimum listing requirement, there can be no assurances that Mark's Common Stock will continue to be listed on the SmallCap market.

           (b)  Holders.

           As of September 29, 2000, there were 185 holders of record of the Common Stock. Mark estimates the number of beneficial holders of its Common Stock to be in excess of 575. There are 16 market makers in the Common Stock.

           (c)  Dividends.

           Mark has never paid and does not intend to pay in the foreseeable future, cash dividends on its Common Stock.

           (d)  Sales of Unregistered Securities in Fiscal Year 2000.

           The following sets forth information regarding private placements of equity securities by Mark during the fiscal year ended June 30, 2000 which were not included in previously filed Mark reports.

           During the fiscal year 2000 Mark awarded Carl Coppola, President and Chief Executive Officer options to purchase 109,300 shares of the Company's Common Stock. See "Executive Compensation."

Item 6. Selected Financial Data

           The following Selected Financial Data are based upon financial statements appearing elsewhere herein and such information should be read in conjunction with such financial statements and notes thereto.


Income Statement Data:

                                                           Fiscal Years Ended June 30,
                                                     (in thousands, except share and per share data)
                                         -----------------------------------------------------------------------
                                            2000           1999           1998           1997           1996
                                         -----------    -----------    -----------    -----------    -----------
Revenues                                 $    13,724    $    10,226    $    12,922    $     6,450    $     3,454
Costs and Expenses:
 Cost of Sales                                11,698          7,113         10,628          6,201          4,022
 General and administrative                    3,454          2,085          2,405          2,312          3,152
 Software Costs                                  778          1,225            409            256             13
 Marketing Costs                               1,454          1,264            679            604            554
 Amortization Expense                            210            210            210            210            ---
 Other Costs                                     537            798            582            609            ---
 Reduction of carrying value of assets           ---            ---            ---            ---            777
                                         -----------    -----------    -----------    -----------    -----------
  Total Costs and Expenses                    18,131         12,695         14,913         10,192          8,518

Operating (Loss)                              (4,407)        (2,469)        (1,991)        (3,742)        (5,064)

Net Other (Expense)                             (154)          (241)          (397)        (1,697)           (47)

Income Tax Benefit                               173          1,000            ---            ---            ---
                                         -----------    -----------    -----------    -----------    -----------

(Loss) From Continuing Operations             (4,388)        (1,710)        (2,388)        (5,439)        (5,111)

(Loss) From Discontinued Operations              ---            ---            ---            ---           (104)
                                         -----------    -----------    -----------    -----------    -----------

Net (Loss)                               $    (4,388)   $    (1,710)   $    (2,388)   $    (5,439)   $    (5,215)
                                         ===========    ===========    ===========    ===========    ===========

(Loss) per Share                         $      (.72)   $      (.36)   $      (.58)   $     (1.53)   $     (1.64)

Weighted Average Shares Outstanding        6,112,534      4,945,257      4,145,101      3,555,402      3,183,006



Balance Sheet Data:



                                                                Fiscal Years Ended June 30,
                                                      (in thousands, except share and per share data)
                                           --------------------------------------------------------------------
                                              2000          1999          1998          1997           1996
                                           -----------   -----------   -----------   -----------    -----------
Working Capital (Deficit)                  $     1,372   $     1,032   $     3,077   $       923    $       676
Net Property and Equipment                       1,254         1,224           439           347            377
Total Assets                                     6,329         9,070         5,174         5,432          3,084
Current Liabilities                              3,379         5,832           999         3,245            954
Other Liabilities                                2,094           505         1,060         2,340             50
Temporary Stockholders' Equity                     ---           ---         1,220           ---            ---
Stockholders' Equity (Deficiency)                  856         2,733         1,895          (153)         2,079


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

           Mark is continually bidding on and soliciting joint venture opportunities regarding construction projects. Mark currently has bids pending on approximately $14,935,000 in modular cell projects. Mark also expects to bid on approximately $78,450,000 in additional cell projects during the fiscal year ended June 30, 2001, however there can be no assurances that Mark's current or planned bids will be successful. Revenues from any major project would substantially improve Mark's operating results and cash flow, although no assurances can be given that any of these projects will be awarded to Mark.

           For the year ended June 30, 2000, Mark was awarded $10,360,000 of the $31,625,000 in correctional cell projects it bid on.

           MarkCare markets the IntraScan II PACS software as part of comprehensive PACS proposals made by MarkCare's strategic partners. See "Item 1. Business - MarkCare Medical Systems Sales and Marketing, Strategic Partners". MarkCare's principal marketing partner is Data General Corporation. In response to increased interest from its strategic partners and prospective customers, MarkCare accelerated its development and marketing efforts. Sales of the IntraScan II PACS software began to generate material revenues in the fiscal year ended June 30, 1999 and management expects these revenues to increase during fiscal 2001 although no assurances can be given in this regard. Management believes that MarkCare will be soliciting approximately $100 million in new business over the next two fiscal years. If the IntraScan marketing plan is successful, management believes that the revenues will be more constant then those presently generated by modular steel cell sales, and will reduce fluctuations in Mark's consolidated results of operations and financial condition.

           The following table sets forth Mark's segmented results of operations of continuing operations for the fiscal year ended June 30, 2000.


                                                       (in thousands)
                                      Mark Correctional   MarkCare
                                         Systems           Medical        Total
                                      ----------------   ------------   --------

Revenues                                 $ 11,670       $  2,054       $ 13,724
Cost of Sales                               9,728          1,970         11,698
Selling, general and administrative         2,841          3,382          6,223
Operating (loss)                         $   (794)      $ (3,613)      $ (4,407)

Results of Operations

           The substantial majority of Mark's operating revenues for the reported periods were derived from the sale of its modular steel cells. Management believes that the sale of cells will continue to represent a majority of Mark's operating revenues through June 30, 2001.

           The following table sets forth, for the periods indicated, the percentages, which certain items bear to revenues and the percentage increases (decreases) from period to period:


                                          Percentage of Revenues                Percentage
                                            Year Ended June 30,             Increase/(Decrease)
                                        ---------------------------      ------------------------
                                        2000       1999        1998      2000-1999     1999-1998
                                        ----       ----        ----      ---------     --------
Revenue                                 100.0      100.0      100.0         34.2        (20.9)
Cost of sales                            85.2       69.6       84.9         64.5        (33.1)
Selling, general & administrative        35.8       54.6       30.5         65.6         23.2
Operating income (loss)                 (32.1)     (24.2)     (15.4)        78.5         19.4
Net other income (expenses)              (1.1)       2.3       (3.1)       (63.9)       152.3
(Loss) from continuing operations       (33.2)     (26.5)     (18.5)        65.1        (28.4)
Net (loss)                              (32.0)     (16.7)     (18.5)       156.6        (28.4)



Fiscal Year Ended June 30, 2000 Compared to
Fiscal Year Ended June 30, 1999

           Revenues from sales for the fiscal year ended June 30, 2000, increased 34.2% to $13,724 from $10,226 for the comparable prior period. This increase is primarily attributable to more modular steel cell contracts in fiscal 2000.

           Cost of sales for the fiscal year ended June 30, 2000, consisting of materials, labor and fixed factory overhead expense increased by 64.5% to $11,698 from $7,113 for the comparable prior period. Cost of sales as a percentage of revenues was 85.2% for the year ended June 30, 2000 as compared to 69.6% for the comparable prior period. A substantial increase in the cash demands of MarkCare needed for its continued growth and development negatively affected the Mark Correctional division and resulted in a loss of manufacturing continuity causing increased costs of sales both in total dollars and as a percentage of revenue.

           Selling, general and administrative expenses for the fiscal year ended June 30, 2000, increased 65.6% to $3,454 from $2,085 for the comparable prior period. The increase in these expenses is attributable generally to the overall increase in revenues and specifically to the increases in the marketing of Mark's IntraScan II software.

           Marketing, which includes commissions and advertising costs for the fiscal year ended June 30, 2000, increased 15.0% to $1,454 from $1,264 for the comparable prior period. This increase is due to the expanded sales efforts for its two principal products, modular steel cells and IntraScan II PACS software.

           Mark's operating loss for the fiscal year ended June 30, 2000 increased by 78.5% to $4,407 from $2,469 for the comparable prior period. Included in the loss for fiscal 2000 were charges of $250 for items related the settlement of a lawsuit and $30 for bad debt expense. Included in the loss for fiscal 1999 were charges for items related to lawsuits and public relations of $780. The overall increase is attributable primarily to increased operating and marketing costs incurred in MarkCare.

Fiscal Year Ended June 30, 1999 Compared to
Fiscal Year Ended June 30, 1998

           Revenues from sales for the fiscal year ended June 30, 1999, decreased 20.9% to $10,226 from $12,922 for the comparable prior period. This decrease is primarily attributable to fewer cell contracts in fiscal 1999 and deferred shipping and billing on a $7.3 million Puerto Rico project caused by unexcused progress payment delays of the customer.

           Cost of sales for the fiscal year ended June 30, 1999, consisting of materials, labor and fixed factory overhead expense decreased by 33.1% to $7,113 from $10,628 for the comparable prior period. Cost of sales as a percentage of revenues was 69.6% for the year ended June 30, 1999 as compared to 82.2% for the comparable prior period. The reduction in cost of sales was caused by more favorable margins on projects awarded and tighter manufacturing controls.

           Selling, general and administrative expenses for the fiscal year ended June 30, 1999, decreased 13.3% to $2,085 from $2,405 for the comparable prior period. Stabilization and reduction of these expenses is attributable to management's focus on cost controls.

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

           Development costs for the fiscal year ended June 30, 1999 related to IntraScan II, increased 200.0% to $1,225 from $409 for the comparable prior period. This increase is due to management's decision to focus working capital on IntraScan II and related items in response to increased interest from distributors and potential customers.

           Mark's operating loss for the fiscal year ended June 30, 1999 increased by 24.0% to $2,469 from $1,991 for the comparable prior period. Included in the loss for fiscal 1999 were charges items related to lawsuit settlements, consulting fees and other of $1,008. For the same periods, Mark's net loss decreased by 28.4%.


Liquidity and Capital Resources

           Mark's working capital requirements result principally from staff and management overhead, office expense and marketing efforts. Mark's working capital requirements have historically exceeded its working capital from operations due to sporadic sales. Accordingly, Mark has depended on and, absent continued improvements in operations, will depend on new capital in the form of equity or debt financing to meet its working capital deficiencies, although no assurances can be given that such financing will be available. Mark believes its present available working capital from existing contracts, from anticipated contracts, and if required investments from private sources, will be sufficient to meet its operating requirements through June 30, 2001. If Mark does require additional capital, it will continue to principally look to private sources.

           Mark's inventories increased from $-0- at June 30, 1999 to $60 as of June 30, 2000. Mark currently accounts for all materials as project costs as reflected by the recording of Costs and estimated earnings in Excess of Billings. While Mark presently does not have any material commitments for capital expenditures, management believes that its working capital requirements for inventory and other manufacturing related costs will significantly increase with increases in product orders.

           For the fiscal year ended June 30, 2000, Mark had negative cash flow from operating activities of $1,040. In addition, Mark had negative cash flow from investing activities of $459. Mark has no present intention of making any acquisition, which would have a material negative or positive effect on cash flow.

           For the fiscal year ended June 30, 2000, financing activities provided $2,737 in cash, principally from the private placement of its securities.

           Cash and cash equivalents increased from $298 at June 30, 1999 to $1,536 at June 30, 2000 due to collections of outstanding receivables on completed projects and from the proceeds of the issuance of convertible debentures. Working capital increased to $1,372 at June 30, 2000 from $1,032 at June 30, 1999 primarily due to the proceeds from the issuance of the convertible debentures.

           On July 1, 1999, Mark borrowed $200,000 payable on or before September 1, 1999 at an annual interest rate of 10%. The loan agreement provided that upon failure to repay, the loan would be converted into a Preferred Stock which is convertible into shares of Common Stock at a rate of 70% of the average closing bid price the five trading days immediately preceding the conversion dates.

           On April 14, 2000, Mark effected a $2,000,000 private placement consisting of a two-year principal amount convertible note and warrants to purchase 400,000 shares of common stock.


Other Matters

           As of June 30, 2000, Mark has net operating loss carry-forwards of approximately $23,569. Such carry-forwards begin to expire in the year 2018 if not previously used. The $23,569 carry-forward is comprised of approximately $21,869 which is available to offset taxable income in the tax year ending June 30, 2000. The remaining $1,700 carry-forward is restricted as to utilization under Section 382 of the Internal Revenue Code. Since realization of the tax benefits associated with these carry-forwards is not assured, a full valuation allowance was recorded against these tax benefits as required by SFAS No. 109.


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


Year 2000 Disclosure

           There were no material adverse effects to Mark's operations due to Year 2000 software failures.


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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           Not Applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

           The following table sets forth the names and ages of the members of Mark's Board of Directors and its executive officers.


Name                            Age       Position
-----------------------         ----      ----------
Carl Coppola (1)                 61       Chairman of the Board,
                                          President, Chief Executive Officer
Michael J. Rosenberg             55       Vice President - Marketing and Sales
Leonid Futerman                  41       Vice President - MarkCare U.S.
Richard Branca                   52       Director
Ronald E. Olszowy                53       Director
William Westerhoff (1)           62       Director

(1)  Member of the Compensation Committee

       All directors hold office until the next annual meeting of shareholders of Mark and until their successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

Carl Coppola has been a Director, President and Chief Executive Officer of Mark since 1984. For more than 30 years, Mr. Coppola has been Chief Executive Officer of Mark Lighting Fixture Co., Inc., an unaffiliated entity.

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

       In August 2000, three directors, Yitz Grossman, Michael Nafash and Jack Silver resigned from the board for personal reasons. Mr. Grossman served as a director of Mark from December 1997 until August 2000, Mr. Nafash served as a director of Mark from December 1995 until August 2000, and Mr. Silver served as a director from May 2000 until August 2000. Mark intends to fill these vacancies subject to shareholder approval at the next shareholders' meeting.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

           Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Mark's directors, executive officers and 10% shareholders to file with the Securities and Exchange Commission reports of ownership and changes in ownership of Mark's equity securities including its Common Stock. Such persons are also required to furnish Mark with such reports.

           To Mark's knowledge during the fiscal year ended June 30, 2000, all
Section 16(a) filing requirements were satisfied except that Mr. Branca filed in September 2000 a Form 4 related to the issuance in March 2000 of five-year warrants to purchase 24,466 shares of common stock.


Item 11.  Executive Compensation.

           The following table sets forth the amount of all compensation paid to each of Mark's named executive officers whose compensation exceeded $100,000, including its Chief Executive Officer, for Mark's last three fiscal years.

                                                                               Long Term Compensation
                                          Annual Compensation                      Awards/Payouts
                                 ------------------------------------    -----------------------------------
Name and Principal                                       Other Annual     Restricted      Options/    LTIP     All other
Position               Year      Salary ($)   Bonus ($)  Compensation    Stock Awards $    SARS #    Payouts  compensation
-------------------- ---------   ----------  ----------- ------------    --------------  ---------   -------  ------------
Carl Coppola,          2000     $199,992           ---          ---          ---         109,300        ---        ---
President & CEO        1999      200,000           ---          ---          ---             ---        ---        ---
                       1998      200,000           ---          ---          ---          50,000        ---        ---
--------------------  -----     --------         ------        -----        -----        --------      -----      ------
Michael Rosenberg,     2000     $161,154           ---          ---          ---             ---        ---        ---
Vice President         1999      122,892           ---          ---          ---          37,500        ---        ---
                       1998       88,055           ---          ---          ---             ---        ---        ---
--------------------  -----     --------         ------        -----        -----        --------      -----      ------
Leonid Futerman,       2000     $188,944           ---          ---          ---             ---        ---        ---
Vice President         1999      160,052           ---          ---          ---          62,500        ---        ---
                       1998       97,137           ---          ---          ---             ---        ---        ---
--------------------  -----     --------         ------        -----        -----        --------      --------   ------

Options / SAR Grants in Fiscal Year 2000

           The following table sets forth individual grants of stock options to the named executive officers in the Summary Compensation Table for the fiscal year ended June 30, 2000.


                                                                                            Potential Realizable
                                                                                              Value at Assumed
                                                                                            Annual Rates of Stock
                                           % of Total Options                                 price Appreciation
                            Options            Granted to       Exercise                     for Option Term (1)
                            Granted           Employees in       Price      Expiration      ----------------------
 Name                        (#)(2)           Fiscal Year        ($/Sh)        Date             5%         10%
-----------                 --------       ------------------   ---------    ---------       -------     ---------
Carl Coppola                109,300              40.0%          $1.28125    10/19/2002       $22,074     $46,353



(1) The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Common Stock over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment, non-transferability or differences in vesting periods.

(2) The option exercise price is $1.28125 per share which was the closing sales price on date of the option grants.


2000 Fiscal Year End Option Values

           The following table sets forth the value of options granted to the named officers in the Summary Compensation Table for the fiscal year ended June 30, 2000.

                                   Number of Securities               Value of Unexercised
                                  Underlying Unexercised              In-the-Money Options
                                Options at Fiscal year (#)           At Fiscal Year End ($)
Name                            Exercisable / Unexercisable        Exercisable / Unexercisable
-------------                   ---------------------------        ---------------------------
Carl Coppola                              109,300/-0-                           -0-/-0-


(1) Based upon a closing sales price of $0.50 per share of Common Stock on September 29, 2000



Employment Agreements

           Pursuant to a three-year employment agreement expiring on June 30, 2000, that has been extended by action of the Board of Directors to December 31, 2000, Mr. Coppola receives an annual base salary of $200,000 and was granted three-year options to purchase 62,500 shares of Common Stock at an exercise price of $4.50, 62,500 shares of Common Stock at an exercise price of $8.00 and 62,500 shares at an exercise price of $11.00. In addition, Mr. Coppola is entitled to reimbursement of expenses not to exceed $15,000 annually and is provided with an automobile and maintenance and use reimbursement by Mark. Mr. Coppola's employment is terminable by Mark upon 90 days written notice and provides for a two-year non-compete period to take effect upon termination.

           Pursuant to a three-year employment agreement expiring on December 1, 2001, Mr. Rosenberg receives an annual base salary of $125,000 with salary increases of $25,000 per year on August 1, 1999 and 2000 and was granted three-year options to purchase 37,500 shares of Common Stock at an exercise price of $4.00. Effective October 1, 1999 Mr. Rosenberg's employment agreement was amended to grant him an additional $25,000 increase. In addition, Mark provides Mr. Rosenberg with an automobile and maintenance and use reimbursement. Mr. Rosenberg's employment is terminable by Mark upon written notice and provides for a one-year non-compete period to take effect upon termination.

           Pursuant to a three-year employment agreement expiring on December 1, 2001, Mr. Futerman receives an annual base salary of $150,000 with salary increases of $25,000 per year on August 1, 1999 and 2000 and was granted three-year options to purchase 62,500 shares of Common Stock at an exercise price of $4.00. In addition, Mark provides Mr. Futerman with an automobile and maintenance and use reimbursement. Mr. Futerman's employment is terminable by the Mark upon written notice and provides for a one-year non-compete period to take effect upon termination.


Stock Option Plan

           Under Mark's 1993 Stock Option Plan (the "Option Plan"), options to purchase up to 250,000 shares of Common Stock may be granted to key employees and officers of Mark or any of its subsidiaries. The Option Plan is designed to qualify under Section 422 of the Internal Revenue Code as an "incentive stock option" plan. Mark has currently granted all options provided under the Option Plan. During the fiscal year ended June 30, 2000, Mark granted 147,600 non-qualified options to eight employees at an exercise price of $1.28125.

401(k) Plan

           Under its 401(k) retirement plan, Mark makes matching contributions in shares of Common Stock equal to each employee's cash contribution up to five percent of the employee's annual salary. The number of shares of Common Stock is calculated by dividing the amount of the matching contribution by the average per share closing price for the year.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

           The following table sets forth certain information with respect to each beneficial owner of 5% or more of the Common Stock, each Director of Mark, each Executive Officer of Mark who is named in the Summary Compensation Table and all Executive officers and Directors as a group as of September 29, 2000. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, unless otherwise noted.


                                             Number of       % of Shares
Beneficial Owner                           Shares Owned      Outstanding
----------------                        -----------------    ------------
Carl C. Coppola                             722,092 (1)         9.1%
c/o Mark Solutions, Inc.
1515 Broad Street
Bloomfield NJ 07003

William Westerhoff                           49,300 (2)          (5)

Richard Branca                               90,016 (3)         1.2%

Michael Rosenberg                            95,975 (4)         1.2%

Ronald E. Olszowy                            61,800 (2)          (5)

Leonid Futerman                              99,750 (6)         1.3%
                                          -------------        ------
All executive officer and directors
as a group (7 persons)                     1,118,933(7)        13.6%

(1) Includes 15,800 shares held in trust for the benefit of three children of Mr. Coppola. Mr. Coppola disclaims beneficial ownership of these shares. Also includes 221,800 shares of Common Stock issuable pursuant to options that are presently exercisable.

(2) Represents or includes 49,300 shares of Common Stock issuable pursuant to options which are presently exercisable.

(3) Includes 73,766 shares of Common Stock issuable pursuant to options that are presently exercisable.

(4) Includes 66,250 shares of Common stock issuable pursuant to options which are presently exercisable.

(5)  Less than 1%

(6) Includes 97,500 shares of Common stock issuable pursuant to options which are presently exercisable.

(7) Includes 560,166 shares of Common Stock issuable pursuant to warrants or options that are presently exercisable.


Item 13.  Certain Relationships and Related Transactions.

           Mark purchases lighting fixtures, fabricating services and other related services from Mark Lighting Fixtures Co., Inc. ("Mark Lighting"), a company wholly owned by Carl Coppola, President and Chief Executive Officer of Mark. For the fiscal year ended June 30, 2000, Mark paid Mark Lighting $358,000 for such goods and services.

           In connection with all modular steel cell projects that require performance bonds, Mr. Coppola provides third party guarantees.

           In June 1999, three officers of Mark made loans to Mark totaling $350,000. The loans were payable by September 1, 1999 with an interest rate of 10% per annum. These loans were repaid on September 1, 1999.

           In October 1999, two officers of Mark made loans to Mark totaling $300,000. In December 1999, $200,000 plus accrued interest at 10% was paid to the officers, completely satisfying one debt. The remaining $100,000 is due to Mr. Coppola and accrues interest at the rate of 10%.

           In November 1999, MarkCare entered into a twelve-month management consulting agreement with Sherleigh Associates LLC, a company affiliated with Jack Silver. As part of the agreement, MarkCare agreed to pay to Sherleigh a monthly fee of $1,000. In addition, Mark agreed to sell to Sherleigh a number of shares equivalent to 5% of all the issued and outstanding capital stock of MarkCare in exchange for $60,000. As part of the agreement, Sherleigh was granted the right to designate one member of the Board of Directors of Mark Solutions, Inc. and one member of the Board of Directors of MarkCare. This right was exercised in May 2000, naming Mr. Jack Silver to the respective boards. Mr. Silver subsequently resigned from such boards of directors in August 2000.

           In March 3, 2000, a director of Mark, Richard Branca made a loan of $125,000 to Mark. This loan accrued interest at the rate of 10% and was repaid in full on July 12, 2000. In connection with this loan, Mr. Branca was also issued five-year warrants to purchase 24,466 shares of common stock of Mark at an exercise price of $1.25 per share.

           In August 2000, Mark entered into an agreement with Sherleigh Associates LLC, a company affiliated with Jack Silver, who had resigned as a director of Mark, whereby Sherleigh would introduce prospective investors, lenders or purchasers to Mark in an effort to facilitate a sale of or and investment in Mark. In the event of a sale transaction, Sherleigh will be due a cash fee totaling 5% of the transaction value. In the event of an investment, Sherleigh will be due a cash fee equal to 10% of the investment and an amount of common stock purchase warrants equal to 10% of common shares issued to, or derived from options or warrants issued to such investor.

           See "Item ii. Executive Compensation - Employment Agreements - for a description of stock options granted to Michael Rosenberg and Leonid Futerman.

      Management believes that each of the foregoing transactions are on terms no less favorable to Mark than could be obtained from unaffiliated third parties.

                                     PART IV

   Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.

   (a)(1)  Consolidated Financial Statements

               - Reports of Independent Accountants                    F-1
               - Consolidated Balance Sheets for
                  June 30, 2000 and 1999                               F-2
               - Consolidated Statements of Operations
                  for fiscal years ended June 30, 2000,
                  1999 and 1998                                        F-4
               - Consolidated Statements of Stockholders
                  Equity for fiscal years ended June 30,
                  2000, 1999 and 1998                                  F-5
               - Consolidated Statement of Cash Flows
                  for fiscal years ended June 30,
                  2000, 1999 and 1998                                  F-6
               - Notes to Consolidated Financial Statements            F-7
               - Chantrey Vellacott Report                             F-21

      (3) Exhibits.


  Exhibit
  Number    Description
----------  ------------

3.          a)-- Amended and Restated Certificate of
                 Incorporation(Incorporated by reference
                 to Exhibit 3(i)1 to Mark's Form 10-Q
                 for the period ended December 31, 1998)


            b)-- By-laws (Incorporated by reference to Exhibit 3
                 b) to Mark's Form 10-K for the fiscal year ended
                 June 30, 1998)

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

   24.      Power of Attorney (included on page )

   27.      Financial Data Schedule

   (b)      Reports on Form 8-K.

         The following reports on Form 8-K have been filed by Mark during the quarter ended June 30, 2000:

Date of Report                   Items Reported, Financial Statements Filed
--------------                   ------------------------------------------

April 17, 2000                             Item 5.  Other Events

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


                                    MARK SOLUTIONS, INC.

October 12, 2000                    By:    /s/ Carl Coppola
                                        ---------------------------------------
                                        (Carl Coppola, Chief Executive
                                        Officer and President)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                      Title                                Date
---------                      -----                                ----

/s/ Carl Coppola               Chief Executive Officer        October 12, 2000
---------------------------    President and Director
(Carl Coppola)                 (Principal Executive
                               Officer)


/s/ Richard Branca             Director                       October 12, 2000
--------------------------
(Richard Branca)

/s/ Ronald Olszowy             Director                       October 12, 2000
--------------------------
(Ronald E. Olszowy)

/s/ William Westerhoff         Director                       October 12, 2000
--------------------------
(William Westerhoff)

Board of Directors and Shareholders
Mark Solutions, Inc. and Subsidiaries
Bloomfield, New Jersey

We have audited the consolidated balance sheets of Mark Solutions, Inc. and Subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the three years ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of MarkCare Medical Systems Limited, a wholly owned subsidiary, which statements reflect total assets of $485 and $155 as of June 30, 2000 and 1999, respectively, and a net loss of $2,617, $1,375 and $1,301 for the years ended June 30, 2000, 1999, and 1998, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for MarkCare Medical Systems Limited, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mark Solutions, Inc. and Subsidiaries as of June 30, 2000 and 1999, and the results of its operations and cash flows for the three years ended June 30, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
August 31, 2000

                      MARK SOLUTIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 (in thousands, except share and per share data)

                                                             June 30,
                                                         ---------------
                                                          2000     1999
                                                         ------   ------

           ASSETS

CURRENT ASSETS:
   Cash and cash equivalents
     (including restricted cash of $191)                 $1,536   $  298
   Marketable securities                                    406     --
   Note receivable                                          225      250
   Accounts receivable, less allowance for doubtful
     accounts of $53 in 2000 and 1999                     1,868    4,744
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                     --      1,007
   Inventories                                               60     --
   Deferred tax asset                                       572      500
   Prepaid expenses                                          84       65
                                                         ------   ------
       Total current assets                               4,751    6,864
                                                         ------   ------

PROPERTY AND EQUIPMENT:
   Machinery and equipment                                1,818    1,550
   Demonstration equipment                                  227      395
   Office furniture and equipment                         1,006      960
   Leasehold improvements                                   664      424
   Vehicles                                                  17       62
   Property held under capital lease                        393      285
                                                         ------   ------
                                                          4,125    3,676
   Less accumulated depreciation and amortization         2,871    2,452
                                                         ------   ------
       Net property and equipment                         1,254    1,224
                                                         ------   ------

OTHER ASSETS:
   Costs in excess of net assets of business acquired,
     less accumulated amortization of $857 in 2000
     and $647 in 1999                                       193      402
   Deferred tax asset                                      --        500
   Other assets                                             131       80
                                                         ------   ------
       Total other assets                                   324      982
                                                         ------   ------

                                                         $6,329   $9,070
                                                         ======   ======

                 See notes to consolidated financial statements

                      MARK SOLUTIONS, INC. AND SUBSIDIARIES

                 (in thousands, except share and per share data)

                                                                   June 30,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                          $  2,061  $  3,617
   Short term borrowing                                           250      --
   Current maturities of long-term debt                           402       365
   Current portion of obligations under capital leases            125        87
   Deferred revenue                                               159       656
   Due to related parties                                        --         178
   Notes payable to officers/stockholders                         100       375
   Accrued liabilities                                            282       254
   Litigation settlement payable                                 --         300
                                                             --------  --------
       Total current liabilities                                3,379     5,832
                                                             --------  --------

OTHER LIABILITIES:
   Long-term debt, excluding current maturities                 2,000       370
   Long-term portion of obligations under capital leases           94       135
                                                             --------  --------
                                                                2,094       505
                                                             --------  --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 50,000,000 shares
     authorized, 7,142,373 and 5,525,296 shares issued and
     outstanding at June 30, 2000 and 1999, respectively           71        55
   Preferred stock, $1.00 par value, $10 liquidation value;
     5,000,000 shares authorized:
       Series A; authorized and issued 122,000 shares;
         24,000 outstanding at June 30, 1999                     --          24
       Series B; authorized and issued 153,000 shares;
         6,000 outstanding at June 30, 1999                      --           6
       Series D; authorized and issued 20,000 shares;
         20,000 issued at June 30, 2000                            20      --
   Additional paid-in capital                                  36,671    34,433
   Deficit                                                    (36,305)  (31,917)
   Accumulated other comprehensive income                         450       183
   Treasury stock, at cost; 17,500 shares                         (51)      (51)
                                                             --------  --------
                                                                  856     2,733
                                                             --------  --------

                                                             $  6,329  $  9,070
                                                             ========  ========

                 See notes to consolidated financial statements

                      MARK SOLUTIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                           Years Ended
                                                            June 30,
                                           -----------------------------------------
                                              2000            1999           1998
                                           -----------    -----------    -----------

REVENUES                                   $    13,724    $    10,226    $    12,922
                                           -----------    -----------    -----------

COSTS AND EXPENSES:
     Cost of sales                              11,698          7,113         10,628
     General and administrative expenses         3,454          2,085          2,405
     Marketing costs                             1,454          1,264            679
     Software costs                                778          1,225            409
     Amortization expense                          210            210            210
     Litigation settlement                         250            396           --
     Contract termination settlement              --             --              115
     Consulting fees                               257            402            175
     Bad debt expense                               30           --              292
                                           -----------    -----------    -----------

                                                18,131         12,695         14,913
                                           -----------    -----------    -----------

OPERATING LOSS                                  (4,407)        (2,469)        (1,991)
                                           -----------    -----------    -----------

OTHER INCOME (EXPENSES):
   Interest income                                  89             45             13
   Interest expense                                284           (286)          (250)
   Imputed interest expense on
     convertible debentures                        (86)          --             (160)
   Other                                           127           --             --
                                           -----------    -----------    -----------
                                                  (154)          (241)          (397)
                                           -----------    -----------    -----------

LOSS BEFORE INCOME TAX BENEFIT                  (4,561)        (2,710)        (2,388)

INCOME TAX BENEFIT                                 173          1,000           --
                                           -----------    -----------    -----------

NET LOSS                                   $    (4,388)   $    (1,710)   $    (2,388)
                                           ===========    ===========    ===========


BASIC LOSS PER SHARE                       $      (.72)   $      (.36)   $      (.58)
                                           ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                        6,112,534      4,945,257      4,145,101
                                           ===========    ===========    ===========

                 See notes to consolidated financial statements

                      MARK SOLUTIONS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                 (in thousands, except share and per share data)

                                                                          Common Stock             Preferred Series A
                                                                    ------------------------    ------------------------
                                                        Total         Shares        Amount        Shares        Amount
                                                      ----------    ----------    ----------    ----------    ----------

Balance, July 1, 1997                                 $     (153)    3,694,771    $       37          --            --

Net loss/comprehensive loss                               (2,388)         --            --            --            --
Conversion of convertible debentures                       2,200       650,625             7          --            --
Deferred inputed interest on convertible debentures          321          --            --            --            --
Stock issued in lieu of interest                             192        11,155          --            --            --
Stock issued for services                                    114        16,116          --            --            --
Warrants issued for services                                  92          --            --            --            --
Conversion of warrants                                     1,516       145,000          --            --            --
Commissions and related fees                                (187)         --               1          --            --
Issuance of stock through private placement                   12       305,000             3          --            --
Issuance of warrants through private placement               176          --            --            --            --
Miscellaneous adjustment                                    --           1,500          --            --            --
                                                      ----------    ----------    ----------    ----------    ----------

Balance, June 30, 1998                                     1,895     4,824,167            48          --            --
                                                      ----------    ----------    ----------    ----------    ----------

Comprehensive (loss):
  Net loss                                                (1,710)         --            --            --            --
  Translation adjustments                                    183          --            --            --            --
                                                      ----------    ----------    ----------    ----------    ----------
Comprehensive loss                                        (1,527)         --            --            --            --
Purchase of treasury stock                                   (51)         --            --            --            --
Conversion of temporary equity and convertible
  debentures to preferred stock, net of expenses
  and reclassifications                                    1,947      (305,000)           (3)      122,000           122
Preferred stock conversion to common stock                  --         869,012             8       (98,000)          (98)
Conversion of convertible debentures                         100        31,250             1          --            --
Amortization of financing fees                                47          --            --            --            --
Stock issued for services                                    345       105,867             1          --            --
Imputed dividend on convertible preferred stock             --            --            --            --            --
Other                                                        (23)         --            --            --            --
                                                      ----------    ----------    ----------    ----------    ----------

Balance, June 30, 1999                                     2,733     5,525,296            55        24,000            24

Comprehensive (loss):
  Net loss                                                (4,388)         --            --            --            --
  Translation adjustments                                    267          --            --            --            --
                                                      ----------    ----------    ----------    ----------    ----------
Comprehensive loss                                        (4,121)         --            --            --            --
                                                      ----------    ----------    ----------    ----------    ----------

Cash investment in subsidiary                                 60          --            --            --            --
Preferred stock conversion to common stock                    11       222,278             2       (24,000)          (24)
Conversion of convertible debenture                          200          --            --            --            --
Issuance of common stock adjustment provision               --         493,000             5          --            --
Issuance of stock through private placement                  200       100,000             1          --            --
Imputed interest on convertible debenture                     86          --            --            --            --
Stock for debt conversion                                    581       291,800             3          --            --
Warrants issued for services                                  85          --            --            --            --
Employee stock option exercise                               131        59,500             1          --            --
Warrant exercise                                             904       450,499             4          --            --
Commissions and related fees                                 (14)         --            --            --            --
                                                      ----------    ----------    ----------    ----------    ----------

Balance, June 30, 2000                                $      856     7,142,373    $       71          --      $     --
                                                      ==========    ==========    ==========    ==========    ==========


                                                          Preferred Series B         Preferred Series C
                                                       ------------------------    -----------------------    Paid in
                                                         Shares        Amount        Shares       Amount      Capital
                                                      -----------    ----------    ----------   ----------   ----------

Balance, July 1, 1997                                 $      --            --            --           --     $   27,566

Net loss/comprehensive loss                                  --            --            --           --           --
Conversion of convertible debentures                         --            --            --           --          2,193
Deferred inputed interest on convertible debentures          --            --            --           --            321
Stock issued in lieu of interest                             --            --            --           --            192
Stock issued for services                                    --            --            --           --            114
Warrants issued for services                                 --            --            --           --             92
Conversion of warrants                                       --            --            --           --          1,516
Commissions and related fees                                 --            --            --           --           (188)
Issuance of stock through private placement                  --            --            --           --              9
Issuance of warrants through private placement               --            --            --           --            176
Miscellaneous adjustment                                     --            --            --           --           --
                                                      -----------    ----------    ----------   ----------   ----------

Balance, June 30, 1998                                       --            --            --           --         31,991
                                                      -----------    ----------    ----------   ----------   ----------

Comprehensive (loss):
  Net loss                                                   --            --            --           --           --
  Translation adjustments                                    --            --            --           --           --
                                                      -----------    ----------    ----------   ----------   ----------
Comprehensive loss                                           --            --            --           --           --
Purchase of treasury stock                                   --            --            --           --           --
Conversion of temporary equity and convertible
  debentures to preferred stock, net of expenses
  and reclassifications                                   153,000           153          --           --          1,675
Preferred stock conversion to common stock               (147,000)         (147)         --           --            237
Conversion of convertible debentures                         --            --            --           --             99
Amortization of financing fees                               --            --            --           --             47
Stock issued for services                                    --            --            --           --            344
Imputed dividend on convertible preferred stock              --            --            --           --             63
Other                                                        --            --            --           --            (23)
                                                      -----------    ----------    ----------   ----------   ----------

Balance, June 30, 1999                                      6,000             6          --           --         34,433

Comprehensive (loss):
  Net loss                                                   --            --            --           --           --
  Translation adjustments                                    --            --            --           --           --
                                                      -----------    ----------    ----------   ----------   ----------
Comprehensive loss                                           --            --            --           --           --
                                                      -----------    ----------    ----------   ----------   ----------

Cash investment in subsidiary                                --            --            --           --             60
Preferred stock conversion to common stock                 (6,000)           (6)         --           --             39
Conversion of convertible debenture                          --            --          20,000           20          180
Issuance of common stock adjustment provision                --            --            --           --             (5)
Issuance of stock through private placement                  --            --            --           --            199
Imputed interest on convertible debenture                    --            --            --           --             86
Stock for debt conversion                                    --            --            --           --            578
Warrants issued for services                                 --            --            --           --             85
Employee stock option exercise                               --            --            --           --            130
Warrant exercise                                             --            --            --           --            900
Commissions and related fees                                 --            --            --           --            (14)
                                                      -----------    ----------    ----------   ----------   ----------

Balance, June 30, 2000                                $      --      $     --          20,000   $       20   $   36,671
                                                      ===========    ==========    ==========   ==========   ==========




<CAPTION
                                                                      Other          Treasury Stock
                                                                  Comprehensive  -----------------------
                                                       Deficit        Income       Shares       Amount
                                                      ----------  -------------  ----------   ----------

Balance, July 1, 1997                                 $  (27,756)         --           --           --

Net loss/comprehensive loss                               (2,388)         --           --           --
Conversion of convertible debentures                        --            --           --           --
Deferred inputed interest on convertible debentures         --            --           --           --
Stock issued in lieu of interest                            --            --           --           --
Stock issued for services                                   --            --           --           --
Warrants issued for services                                --            --           --           --
Conversion of warrants                                      --            --           --           --
Commissions and related fees                                --            --           --           --
Issuance of stock through private placement                 --            --           --           --
Issuance of warrants through private placement              --            --           --           --
Miscellaneous adjustment                                    --            --           --           --
                                                      ----------    ----------   ----------   ----------

Balance, June 30, 1998                                   (30,144)         --           --           --
                                                      ----------    ----------   ----------   ----------

Comprehensive (loss):
  Net loss                                                (1,710)         --           --           --
  Translation adjustments                                   --             183         --           --
                                                      ----------    ----------   ----------   ----------
Comprehensive loss                                        (1,710)          183         --           --
Purchase of treasury stock                                  --            --         17,500          (51)
Conversion of temporary equity and convertible
  debentures to preferred stock, net of expenses
  and reclassifications                                     --            --           --           --
Preferred stock conversion to common stock                  --            --           --
Conversion of convertible debentures                        --            --           --           --
Amortization of financing fees                              --            --           --           --
Stock issued for services                                   --            --           --           --
Imputed dividend on convertible preferred stock              (63)         --           --           --
Other                                                       --            --           --           --
                                                      ----------    ----------   ----------   ----------

Balance, June 30, 1999                                   (31,917)          183       17,500          (51)

Comprehensive (loss):
  Net loss                                                (4,388)         --           --           --
  Translation adjustments                                   --             267         --           --
                                                      ----------    ----------   ----------   ----------
Comprehensive loss                                        (4,388)          267         --           --
                                                      ----------    ----------   ----------   ----------

Cash investment in subsidiary                               --            --           --           --
Preferred stock conversion to common stock                  --            --           --           --
Conversion of convertible debenture                         --            --           --           --
Issuance of common stock adjustment provision               --            --           --           --
Issuance of stock through private placement                 --            --           --           --
Imputed interest on convertible debenture                   --            --           --           --
Stock for debt conversion                                   --            --           --           --
Warrants issued for services                                --            --           --           --
Employee stock option exercise                              --            --           --           --
Warrant exercise                                            --            --           --           --
Commissions and related fees                                --            --           --           --
                                                      ----------    ----------   ----------   ----------

Balance, June 30, 2000                                $  (36,305)   $      450       17,500   $      (51)
                                                      ==========    ==========   ==========   ==========

                 See notes to consolidated financial statements

                      MARK SOLUTIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                (in thousands, except share and per shared data)

                                                                    Years Ended
                                                                      June 30,
                                                           -----------------------------
                                                            2000        1999       1998
                                                           -------    -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $(4,388)   $(1,710)   $(2,388)
                                                           -------    -------    -------
   Adjustments to reconcile net loss to net
     cash used for operating activities:
       Depreciation and amortization                           655        523        360
       Amortization of debt issue costs                       --          110       --
       Securities issued for services                          171        345        207
       Stock issued for interest expense                      --         --          193
       Deferred taxes                                         (173)    (1,000)      --
       Gain on disposition of equipment                         (4)      --         --
       (Increase) decrease in assets:
         Restricted cash                                      --        1,234     (1,234)
         Accounts receivable                                 3,009     (3,937)     2,555
         Costs and estimated earnings in excess
           of billings on contract in progress               1,007     (1,007)      --
         Deferred taxes                                        601       --         --
         Inventories                                           (60)       112        224
         Other current assets                                  (19)         2         22
         Due from officer                                     --          102       (102)
         Other assets                                          (51)       (33)        48
       Increase (decrease) in liabilities:
         Accounts payable                                     (841)     2,901       (923)
         Due to related parties                               (178)       163       (282)
         Accrued liabilities                                    28        114       (118)
         Litigation settlement payable                        (300)       300       --
         Deferred revenue                                     (497)       656       --
                                                           -------    -------    -------
       Net adjustments to reconcile net loss to
         net cash used for operating activities              3,348        585        950
                                                           -------    -------    -------
       Net cash used for operating activities               (1,040)    (1,125)    (1,438)
                                                           -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                         (98)      (877)      (216)
   Proceeds from the sale of equipment                          20       --         --
   Note receivable                                              25       (250)      --
   Marketable securities                                      (406)      --         --
                                                           -------    -------    -------
       Net cash used for investing activities                 (459)    (1,127)      (216)
                                                           -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                              2,000        379      1,033
   Repayments of long-term debt                               (224)       (31)      (457)
   Proceeds from short-term borrowings                         450      1,050      1,080
   Repayment of short-term borrowings                         (109)      (675)    (1,515)
   Repayment of notes payable for equipment and vehicles      (397)       (50)       (11)
   Advances from officer                                       530        375       --
   Repayment of advances from officer                         (805)      --         (160)
   Repayment of offering costs and commissions                --         (243)       (46)
   Proceeds from issuance of securities                      1,292       --        1,872
   Collection of subscription receivable                      --        1,231       --
   Purchase of treasury stock                                 --          (51)      --
                                                           -------    -------    -------
       Net cash provided by financing activities             2,737      1,985      1,796
                                                           -------    -------    -------
Net increase (decrease) in cash and cash equivalents         1,238       (267)       142
Cash and cash equivalents at beginning of year                 298        565        423
                                                           -------    -------    -------

Cash and cash equivalents at end of year                   $ 1,536    $   298    $   565
                                                           =======    =======    =======


                 See notes to consolidated financial statements

                      MARK SOLUTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE YEARS ENDED JUNE 30, 2000
                 (in thousands, except share and per share data)

1. Management Plans and Description of Business:

         Mark Solutions, Inc.'s (the "Company") ("Mark") financial statements for the year ended June 30, 2000 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred net losses of approximately $4,388, $1,710, and $2,388 in the years ended June 30, 2000, 1999, and 1998, respectively, and its stockholders' equity at June 30, 2000 approximated $856. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         The Company is actively pursuing additional equity funding. Further, it is continuing to market its InterScan II Pacs Software worldwide, and is taking measures to reduce recurring costs. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

         The Company's modular cell products represent an alternative to traditional construction methods, and penetration into the construction market has met resistance typically associated with an unfamiliar product. Accordingly, the Company has been and will continue to be subject to significant sales fluctuations until its modular cell technology receives greater acceptance in the construction market, which management believes will occur as new projects are awarded and completed.

         In May 1996, the Company acquired MarkCare Medical Systems Limited, the entity which developed the IntraScan II PACS software, to more effectively control development and marketing strategy. In addition, the Company has entered into a software supplier agreement with Data General Corporation/EMC Corporation, a large computer hardware and integration provider, pursuant to which Data General/EMC will include the IntraScan II PACS software program in proposals to health care institutions. Management believes that these actions have improved the effectiveness of its marketing plan and enabled the Company to generate material revenues from the IntraScan II PACS system in fiscal 2000. Mark received its first purchase order for its IntraScan II PACS software on August 10, 1999 from Data General.

2. Summary of Significant Accounting Policies:

a. Nature of business - The Company is a Delaware corporation, which operates its various businesses through wholly-owned subsidiaries and a division.

         The Company designs, manufactures, and installs modular steel cells for correctional institution construction and develops software applications under the name IntraScan for medical diagnostic picture, archiving and communication computer systems (PACS).

b. Basis of consolidation - The consolidated financial statements include the accounts of Mark and its majority owned Subsidiaries. The accounts of MarkCare include its wholly owned subsidiaries, MarkCare Medical
         (LTD) and MarkCare Medical Systems Korea Limited (Korea). Prior to consolidation, the financial statements of non-U.S. subsidiaries are reconciled to U.S. Generally Accepted Accounting Principles.

c. Revenue recognition - Revenues for the modular steel products segment are recorded at the time services are performed or when products are shipped except for manufacturing contracts which are recorded on the percentage-of-completion method which measures the percentage of costs incurred over the estimated total costs for each contract. This method is used because management considers incurred costs to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The Company provides an allowance for bad debts and returns based upon its historical experience.

         Product revenue related to software sales is recorded at the time of shipment provided that no significant vendor and post contract support obligations remain outstanding and collection of the resulting receivable is deemed probable of collection by management.

         Maintenance and support service agreements are recognized on a straight-line basis over the life of the service agreement, generally twelve months, and are reflected in deferred revenue in the accompanying balance sheets.

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

h. Income taxes - Deferred income taxes are recognized for tax consequences of "temporary differences" by applying enacted statutory tax rates, applicable to future years, to differences between the financial reporting and the tax basis of existing assets and liabilities. Deferred taxes are also recognized for operating losses that are available to offset future taxable income.

i. Loss per common share - Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock.

         Basic and diluted loss per share amounts were equivalent for the years ended June 30, 2000, 1999 and 1998.

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

l. Software costs - Software costs, consisting of salaries and materials, are charged to the specific contract or program to which they relate. Those that do not relate to a specific contract are expensed as incurred.

m. Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

n. Comprehensive income - Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. The Company's other comprehensive income is comprised of foreign currency translation adjustments. The tax benefit or expense, as well as any reclassifications related to the components of other comprehensive income were not significant. Comprehensive loss was equivalent to net loss for the years ended June 30, 1998.

o. Foreign currencies - Assets and liabilities recorded in foreign currencies on the books of the foreign subsidiary are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to equity. Revenues, costs and expenses are translated at average rates of exchange prevailing during the year.

p. Reclassifications - Certain reclassifications have been made to the prior years financial statements to conform with the classifications used in 2000.

3. Inventories:

         Inventories at June 30, 2000 consists of raw materials to be used in the construction of jail cells.

4. Litigation Settlement Payable:

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

         The following related party transactions are included in the accompanying financial statements:

                                      Years Ended
                                        June 30,
                                 ---------------------
                                 2000    1999    1998
                                 -----   -----   -----

         Purchases               $ 358   $ 181   $ 421
         Expense reimbursement    --      --        58
         Consulting services      --        33       1
         Bonding fees             --      --        (5)

         As a result of current and prior years' transactions, the Company has net balances due to the following related parties, which will be settled in the ordinary course of business:

                                                           Years Ended
                                                            June 30,
                                                         --------------
                                                         2000      1999
                                                         ----      ----

         Mark Lighting Fixture Co., Inc.                 $--       $172
         Metalite, Inc.                                   --          6
         Carl Coppola                                     100       100
         Other officers/shareholders                      --        275
                                                         ----      ----

         Due to related parties                          $100      $553
                                                         ====      ====

         The Company grants non-employee directors, options for serving on the Board of Directors. On December 3, 1997, each of the Company's directors were granted five-year options to purchase 25,000 shares of Common Stock at between $11.50 and $13.50 per share, the closing share price on the date of grant. On June 25, 1998, the Company cancelled the options and issued new five-year options to purchase 25,000 shares of Common Stock at $4.50 per share, the closing price on the date of the grant.

6. Long-Term Debt:

       a. Long-term debt consists of the following:

                                                                                        June 30,
                                                                                    ---------------
                                                                                     2000     1999
                                                                                    ------   ------
         Convertible notes payable, with interest accruing at a rate of 7% per annum, principal and interest will be due and payable in April
            2002; the note is immediately convertible into shares of Common
            Stock in whole or in part in minimum increments of $25,000 of
            principal                                                               $2,000   $ --
         Note payable, bearing interest at prime plus 2%,
            monthly installments of $16 plus interest
            through December 1, 2000; balloon payment
            of $234 due in December 2000                                               266      375
         Note payable, payable in monthly installments
            of $14, including interest, through April 2001
            collateralized by equipment                                                136      287
         Note payable, payable in monthly installments
            of $6, including interest, through June 2000
            collateralized by software                                                --         69
         Other                                                                        --          4
                                                                                    ------   ------
                Total long-term debt                                                 2,402      735
            Less current portion                                                       402      365
                                                                                    ------   ------

                Long-term debt, excluding current portion                           $2,000   $  370
                                                                                    ======   ======

         Maturities of total long-term debt are as follow:

                  Years Ending
                    June 30,
                  ------------
                      2001                                                          $  402
                      2002                                                           2,000

         b. Convertible securities

         On January 21, 1997, the Company sold $750 principal amount 7% convertible debentures due January 1999. Those debentures were convertible into shares of common stock at a conversion price which is the lesser of (i) $8.50 per share or (ii) 80% of the average closing bid price on the five trading days immediately preceding the date(s) of conversion. On May 1, 1998 these debentures were converted into 187,500 shares of common stock. Based on certain adjustment provisions related to the trading value of the stock, the Company issued 493,000 shares of common stock to the holder in 2000.

         On June 2, 1997, the Company sold $1,250 principal amount 7% convertible debentures due June 2, 1999. The debentures were immediately converted into shares of common stock at a conversion price of $0.80 per share.

         During 1998, the Company issued 11,155 shares of common stock (valued at $192) in connection with the conversion of accrued interest on convertible debentures.

         b. Convertible securities (cont'd)

         On June 27, 1997, the Company sold $300 principal amount 7% convertible debentures due June 29, 1999. The debentures were converted, on or after December 30, 1997, into shares of common stock at a conversion price of $0.80 per share. On June 19, 1998, $200 of these debentures were converted into 62,500 shares of common stock. The Company issued 75,000 warrants with an exercise price of $6.00 as part of the conversion. On June 24, 1999, the balance of $100 of these debentures was converted into 31,250 shares of common stock.

         In June 1998, the Company completed a $2,750 private placement of equity and debt units (the "Private Placement") pursuant to which the Company issued (i) 305,000 shares of common stock (the "Private Placement Shares "),
(ii) convertible debentures (face amount $1,530) due December 28, 1999, (the "Convertible Debentures"), (iii) warrants to purchase 343,750 shares of common stock, and (iv) an option exercisable by the investors to purchase additional convertible debentures (face amount $2,550) with warrants to purchase 318,750 shares of common stock (the "Debt Unit Option").

         Of the $1,530 proceeds received in connection with the Convertible Debentures and its related options, $505 was attributed to the debenture conversion features and options and was classified as additional paid-in capital, and the remaining $1,025 was classified as a long-term obligation at June 30, 1998. The Convertible Debentures were exchanged for equity securities in January, 1999.

         On July 1, 1999, the Company borrowed $200 under a 10% note. The note was exchanged for 20,000 shares of Series D Preferred Stock in September 1999.

         The Company has charged to operations for the years ending June 30, 2000, 1999 and 1998, $86, $0 and $160 of imputed interest expense on Convertible Debentures, which represents the discount on conversion of each of the above Convertible Debentures.

7. Fair Value of Financial Instruments:

         The estimated fair value of the Company's convertible debt as of June 30, 2000 is as follows:

                                                Carrying                Fair
                                                 Amount                 Value
                                               ----------           -----------

       Convertible debt                         $  2,000              $  2,000

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

8. Stockholders' Equity:

         a. Capitalization

         The Company's authorized capital consists of 50,000,000 shares of $.01 par value common stock and 5,000,000 shares of preferred stock.

         The Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, voting rights, and other terms.

         Except for the conversion price, the terms, conditions and preferences of the Series A and B Preferred Stock are identical. Each share of Series A Preferred Stock is convertible, at the option of the holder, into shares of Common Stock equal to $10.00 per share divided by the lesser of (a) $4.00 or (b) 75% of the average per share closing bid price of the Common Stock for the five trading days immediately preceding the conversion date(s). Each share of Series B Preferred Stock equal to $10.00 per share divided by the lesser of (a) $6.00 or (b) 75% of the average per share closing bid price of the Common Stock for the five trading days immediately preceding the conversion date(s).

         Except as otherwise required by law, the holders of shares of Series A and B Preferred Stock have four votes per share voting as a single class with the Common Stock.

         Each share of Series A and B Preferred Stock receives a quarterly dividend with an annual rate of $0.70 per share. The dividends of the Preferred Stock are payable in cash or Common Stock, at the option of Mark.

         Series D Preferred Stock ("D Preferred Stock") is convertible, at the option of the holder, into shares of Common Stock equal to $10.00 per share dividend by 70% of the average per share closing bid price of the Common Stock for the five trading days immediately preceding the conversion date(s). Mark has the option to redeem all or part of the D Preferred Stock any time after September 30, 2000 at $10 per share plus accrued dividends, if such shares are not previously converted into Common Stock. Except as otherwise required by law, the holders of shares of Preferred Stock have no voting rights. Each share of Preferred Stock receives a quarterly dividend with an annual rate of $1.00 per share. The dividends of the Preferred Stock are payable in cash or Common Stock, at the option of Mark. The D Preferred Stock contains anti-dilution provisions in the event of stock dividends, stock splits, reverse stock splits and similar transactions.

         In the event of any liquidation, the holders of the Preferred Stock will share equally in any balance of the Company's assets available for distribution to them up to $10.00 per share plus unpaid dividends, after satisfaction of creditors and the holders of the Company's senior securities, if any.

         b. Exchange placement (cont'd)

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

         c. Preferred stock conversion

         During the year ended June 30, 2000, investors converted 24,000 shares of Series A Preferred Stock and 6,000 shares of Series B Preferred Stock into 222,278 shares of common stock.

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

         e. Loss per common share

         The reconciliation of EPS for the years ended June 30, 2000, 1999 and 1998 is as follows:

                                                                 Years Ended
                                                                   June 30,
                                                 -----------------------------------------
                                                     2000           1999          1998
                                                 -----------    -----------    -----------
         Net loss                                $    (4,388)   $    (1,710)   $    (2,388)
         Less imputed preferred stock dividend          --               63           --
                                                 -----------    -----------    -----------
         Loss available to common
            shareholders                         $    (4,388)   $    (1,773)   $    (2,388)
                                                 ===========    ===========    ===========

         Weighted average shares outstanding       6,112,534      4,945,257      4,145,101
                                                 ===========    ===========    ===========

         Loss per share                          $      (.72)   $      (.36)   $      (.58)
                                                 ===========    ===========    ===========

         f. Stock option plan

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

         The following information relates to shares under option and shares available for grant under the Plan:

                                                                               Years Ended
                                                                                 June 30,
                                                   -------------------------------------------------------------------
                                                           2000                   1999                    1998
                                                   --------------------    --------------------    -------------------
                                                               Weighted                Weighted               Weighted
                                                     Shares     Average     Shares     Average      Shares     Average
                                                   --------    --------    --------    --------    --------   --------

         Outstanding, beginning of year             107,750    $   5.53      99,875    $   5.80      95,250   $   8.16
         Granted                                    108,500        1.32      17,250        4.00     131,000      10.68
         Canceled                                   (81,625)      (5.93)     (9,375)      (5.58)   (126,375)    (11.80)
         Exercised                                  (39,500)      (1.13)       --          --          --         --
                                                   --------    --------    --------    --------    --------   --------

         Outstanding, end of year                    95,125    $   3.29     107,750    $   5.53      99,875   $   5.80
                                                   ========    ========    ========    ========    ========   ========

            Available for issuance under Plan        95,375                 122,250                 130,125
            Weighted average contractual
               life (years)                                        1.97                    1.23                   1.95
            Shares subject to exercisable option     95,125                 107,750                  99,875

         g. Stock warrants

         Outstanding warrants are as follows:

                                                                           Years Ended
                                                                            June 30,
                                        -------------------------------------------------------------------------------
                                                  2000                        1999                       1998
                                        ------------------------    ------------------------   ------------------------

                                                       Weighted                    Weighted                   Weighted
                                          Shares       Average       Shares        Average       Shares       Average
                                        ----------    ----------    ----------    ----------   ----------    ----------
         Warrants outstanding,
            beginning of year            1,135,000    $     8.23     1,061,667    $     9.72      810,440    $    14.56
         Granted                           293,300          2.05       198,750          3.58      641,250          6.32
         Exercised                        (467,500)        (2.09)         --            --       (145,000)       (10.44)
         Expired                          (293,750)        (2.46)     (125,417)        13.44     (245,023)       (16.80)
                                        ----------    ----------    ----------    ----------   ----------    ----------
         Warrants outstanding,
            end of year                    667,050    $     3.44     1,135,000    $     8.23    1,061,667    $     9.72
                                        ==========    ==========    ==========    ==========   ==========    ==========
         Weighted average contractual
            life (years)                         0          2.09             0          2.17            0          2.56

         h. Pro forma information

         Pro forma information regarding net loss and loss per share, as required by SFAS No. 123, has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2000, 1999 and 1998: risk-free interest rate of 6.38%, 6.50% and 6.40%; dividend yield -0-; volatility factor related to the expected market price of the Company's common stock of .35; and weighted average expected option life of 3.0, 3.0 and
3.3 years. The weighted average fair value of options granted during fiscal 2000, 1999 and 1998 were $.70, $.57 and $1.76, respectively.

         The Company's pro forma information follows:

                                                           Years Ended
                                                             June 30,
                                              --------------------------------
                                                2000        1999        1998
                                              ---------   --------    --------

          Pro forma net (loss)                $  (4,458)  $ (1,772)   $ (3,017)
          Pro forma loss per common share          (.73)      (.37)       (.73)

         i. Minority Investor in MarkCare

         On November 11, 1999, Mark retained Sherleigh Associates LLC ("Sherleigh") to provide financial and investor related services to MarkCare Medical Systems, Inc. ("MarkCare") under a one-year consulting agreement. Pursuant to the agreement, Sherleigh purchased five percent of MarkCare for $60 and was issued a warrant, exercisable until May 10, 2000 for $1.00 to purchase additional shares of MarkCare to insure that Sherleigh beneficially owns 5% of MarkCare on a fully diluted basis. Under certain circumstances MarkCare has the right to repurchase the shares and warrant for $160. Sherleigh will also receive a monthly fee of $1 under the agreement.

         j. Stock for debt conversion

         During 2000, vendors and other debtors converted $581 of liabilities into 291,800 shares of the Company's common stock.

         k. Private placement

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

9. Short Term Borrowings:

         On March 3, 2000, Mark Solutions, Inc. ("Mark") issued to two investors an aggregate of $250, 120-day principal amount convertible notes having an interest rate of 10% per annum. The investors were a director of Mark and his brother. On July 12, 2000, these notes were repaid in accordance with their terms. In connection with the loan represented by these notes, Mark issued five-year warrants to purchase 48,933 shares of Common Stock at $1.25 per share.

10. Leases:

         a. Facility leases

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

          Future minimum rental payments under these operating leases are as follows:

                  Year Ended
                   June 30,
                  ---------
                    2001                                                $    452
                    2002                                                     434
                    2003                                                     411
                    2004                                                     434
                    2005                                                     245
                    Thereafter                                             2,793
                                                                        --------

                    Total future minimum rental payments                $  4,769
                                                                        ========

         Rent expense for the years ending June 30, 2000, 1999 and 1998 was $381, $300 and $330, respectively.

         The Company also leases various automobiles and small office equipment.

         b. Capital leases

         The Company leases certain equipment under capital leases with expiration dates ranging from April 2000 through April 2003.

         Future minimum lease payments are as follows:

                Year Ended
                  June 30,
                ----------
                   2001                                                   $   97
                   2002                                                      297
                   2003                                                        7
                                                                          ------
                Total future minimum lease payments                          401
                Less:  amount representing interest                          182
                                                                          ------
                Present value of net future minimum lease payments           219
                Less:  current portion of obligations under capital leases   125
                                                                          ------
                Long-term portion of obligations under capital leases     $   94
                                                                          ======

11. Commitments and Contingencies:

         Pursuant to employment agreements with certain key executives, which expire at various dates through November 2001, the Company granted options to acquired 287,500 shares of common stock at various exercise prices ranging from $4.00 to $11.00. The Company's remaining aggregate commitment at June 30, 2000 under such contracts approximated $696.

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

         The Company maintains cash balances at several financial institutions located in New Jersey. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100. As of June 30, 2000 and 1999, the Company's uninsured cash balances approximated $489 and $176, respectively.

         The Company is involved in various lawsuits and claims incidental to its business. In the opinion of management, the ultimate liabilities, if any, resulting from such lawsuits and claims, will not materially affect the financial position of the Company.

12. Income Taxes:

         As of June 30, 2000, the Company has Federal net operating loss carry forwards of approximately $23,569. Such carry forwards begin to expire through 2018 if not previously used. Approximately $1,700 carry forward is restricted as to utilization subject to the provisions of Internal Revenue Code Section 382. Since realization of the tax benefits associated with these carry forwards is not assured, a 100% valuation allowance was recorded against the related tax asset of approximately $8,013, as required by SFAS No. 109.

         The State of New Jersey has enacted a program that allows new or expanding emerging technology and biotechnology businesses to sell their Unused Net Operating Loss (NOL) carryover to any corporate taxpayer in the state of at least 75% of the value of the tax benefits. Upon acceptance of an application, each applicant receives $250. The remaining NOL carryover is treated in the same manner for the fiscal year ended June 30, 2001.

         The deferred tax asset arising from the New Jersey NOL is comprised of the following:

                                                        June 30,
                                              ------------------------------
                                                2000                  1999
                                              --------              --------

         Sale of net operating loss           $    572              $  1,200
         Valuation allowance                        -                   (200)
                                              --------              --------
                                              $    572              $  1,000
                                              ========              ========

13. Supplemental Cash Flow Information:

         a. Cash paid for interest during the years ended June 30, 2000, 1999 and 1998 amounted to $284, $191 and $65, respectively.

         b. The Company acquired certain equipment with an aggregate cost of $397, $221 and $25 under capital leases obligations for the years ended June 30, 2000, 1999 and 1998, respectively.

         c. During 2000, vendors and other debtors converted $581 of liabilities into 291,800 shares of the Company's common stock. During 1999, $1,530 of debentures and $1,220 of securities classified as temporary equity were exchanged for shares of preferred stock, warrants and options. During 1998, $2,200 of debentures were converted into 650,625 shares of common stock.

         d. During 2000, 1999, and 1998, the Company granted outside consultants options to acquire 21,000, 66,250, and 90,000 shares, respectively, of common stock at exercise prices ranging from $4.64 to $16.00. In addition, in 1998 the Company modified the terms of 160,000 options held by outside consultants. The fair value of the 1999 options was immaterial. The fair value of the 2000 and 1998 options ($10 and $92, respectively) has been charged to operations in accordance with SFAS No. 123.

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

14. Segment Information:

         The Company's two industry segments are modular steel prison cells for the corrections industry and software applications for the medical industry. The following is a summary of selected consolidated financial information for the Company's industry segments:

                                             Modular
                                               Steel         Medical       Intersegment
                                             Products        Products         Charges          Total
                                           ------------    ------------    ------------    ------------
         Year ended June 30, 2000:
           Revenues                        $     11,670    $      2,054    $       --      $     13,724
           Other income                             105            --              --               105
           Interest income                          816               2            (729)             89
           Dividend income                            5            --              --                 5
           Interest expense                         341             759            (729)            371
           Gain on disposal of asset                  4            --              --                 4
           Depreciation and amortization            206             166            --               372
           Rental income                           --                14            --                14
           Segment pre-tax loss                  (1,038)         (4,251)            728          (4,561)
           Segment assets                        17,371           1,445         (12,487)          6,329
           Capital expenditures                      25              73            --                98
         Year ended June 30, 1999:

           Revenues                        $      8,497    $      1,729    $       --      $     10,226
           Interest income                          564               1            (519)             46
           Interest expense                         169             637            (519)            286
           Depreciation and amortization            149             374            --               523
           Segment pre-tax loss                    (932)         (2,296)            518          (2,710)
           Segment assets                        15,512           2,022          (8,464)          9,070
           Capital expenditures                     877             201            --               877
         Year ended June 30, 1998:

           Revenues                        $     12,714    $        208    $       --      $     12,922
           Interest income                          347            --              (334)             13
           Interest expense                         250             334            (334)            250
           Depreciation and amortization             48             312            --               360
           Segment pre-tax income (loss)           (311)         (2,411)            334          (2,388)
           Segment assets                        10,375             917          (6,118)          5,174
           Capital expenditures                     216              42            --               216

         The following table presents revenues by country based on the location of the use of the product or service:

                                                 Years Ended
                                                   June 30,
                                      ---------------------------------
                                        2000         1999         1998
                                      -------      -------      -------

         United States                $12,081      $ 9,094      $12,872
         Korea                            136          492         --
         Spain                            257          400         --
         Norway                           332         --           --
         United Kingdom                   710          150           50
         Other                            208           90         --
                                      -------      -------      -------

                                      $13,724      $10,226      $12,922
                                      =======      =======      =======

         The following table presents long-lived assets by country based on the location of the assets:

                                                     June 30,
                                          ------------------------------
                                            2000                  1999
                                          ---------             --------

         United States                    $     870             $  1,110
         United Kingdom                         426                  114
                                          ---------             --------

                                          $   1,296             $  1,224
                                          =========             ========

         For the years ended June 30, 2000 and 1999, three customers accounted for 28%, 22%, 18% and 46%, 13% and 11% of total revenues, respectively. For the year ended June 30, 1998, one customer accounted for 93% of the total revenues.

MARKCARE MEDICAL SYSTEMS LIMITED

Auditors' report to the members of Markcare Medical Systems Limited

We have audited the financial statements on pages 5 to 12 which have been prepared under the historical cost convention and the accounting policies set out in pages 7 and 8.

Respective responsibilities of directors and auditors

As described on page 3, the company's directors are responsible for the preparation of financial statements. It is our responsibility to form an independent opinion, based on our audit, on those financial statements and to report our opinion to you.

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

Going concern

In forming our opinion we have considered the adequacy of the disclosures made in the financial statements in note 18 concerning the uncertainty of adequate financial support being made available by the parent company in the future. The financial statements have been prepared on a going concern basis. In view of the significance of this uncertainty we consider that it should be drawn to your attention but our opinion is not qualified in this respect.

UK GAAP and US GAAS

With respect of the information disclosed in the financial statements, we are not aware of any material differences between UK Generally Accepted Accounting Principles and US Generally Accepted Accounting Principles or between UK Auditing Standards and US Generally Accepted Auditing Standards.

Opinion

In our opinion the financial statements give a true and fair view of the state of the company's affairs as at 30 June 2000 and of its loss for the year then ended and have been properly prepared in accordance with the Companies Act 1985.

CHANTREY VELLACOTT DFK

Chartered Accountants
Registered Auditors

LONDON

13 October 2000