Form 10-Q
period 2000-09-30
MARK SOLUTIONS INC
filed 2000-11-20
CIK 807397

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                     -------

                                    FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:        September 30, 2000
                                      --------------------

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE -------- SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                  -------------------


Commission File Number:                  0-17118
                                 --------------------

                              Mark Solutions, Inc.
                              --------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                          11-2864481
  ----------------------------                              ----------------
  (State or Other Jurisdiction                              (I.R.S. Employer
       of Incorporation)                                   Identification No.)

Parkway Technical Center
1515 Broad Street
Bloomfield, New Jersey                                             07003
----------------------------------------                        ----------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code:     (973) 893-0500
                                                        --------------

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

Common Stock, $ .01 par value: 7,688,705 shares outstanding as of November 15, 2000.

                              MARK SOLUTIONS, INC.
                                    Form 10-Q
                                       for
                        Quarter Ended September 30, 2000
                                      Index

Part I.       Financial Information                             Page No.

Item 1. Financial Statements

        Consolidated Balance Sheets as of
         September 30, 2000 and June 30, 2000   . . . . . . . . .  3

        Consolidated Statements of Operations
         for the Three Months Ended
         September 30, 2000 and 1999  . . . . . . . . . . . . . .  4

        Consolidated Statements of Cash Flows
         for the Three Months Ended September 30,
         2000 and 1999  . . . . . . . . . . . . . . . . . . . . .  5

        Notes to Consolidated Financial Statements . . . . . . .   6


Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations. . . . . .  6


Part II.      Other Information

Item 2. Changes in Securities and Use of Proceeds. . . . . . . .   9

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . .  9

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

Mark Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)


                                                                September 30, 2000              June 30, 2000

Current Assets:
 Cash and cash equivalents                                            $   145                      $ 1,536
 Marketable securities                                                     --                          406
 Note receivable                                                          225                          225
 Accounts receivable                                                    2,498                        1,868
 Inventories                                                               60                           60
 Deferred tax asset                                                       572                          572
 Prepaid expenses                                                         131                           84
                                                                      -------                      -------
   Total Current Assets                                                 3,631                        4,751

Property and equipment, net                                             1,168                        1,254

Other Assets:
 Cost in excess of net assets
    of business acquired less accumulated
    amortization of $910 and $857 at
    September 30, 2000 and June 30, 2000,
    respectively                                                          140                          193
 Other assets                                                             146                          131
                                                                      -------                      -------
  Total Other Assets                                                      286                          324
                                                                      --------                     -------

Total Assets                                                          $  5,085                     $ 6,329
                                                                      ========                     =======


Current Liabilities:
Accounts payable                                                        2,052                        2,061
Short term borrowings                                                     219                          250
Current maturities of long-term debt                                       --                          402
Current portion of obligations under capital leases                       190                          125
Notes payable to officers/stockholders                                    100                          100
Deferred revenues                                                          81                          159
Accrued liabilities                                                       317                          282
                                                                      -------                      -------
   Total Current Liabilities                                            2,959                        3,379

Other Liabilities:
Long-term debt excluding current maturities                                70                           --
Long-term portion of obligations under capital leases                      20                           94
Convertible notes                                                       2,000                        2,000
                                                                      -------                      -------
   Total Other Liabilities                                              2,090                        2,094

Commitments and Contingencies                                              --                           --

Stockholders' Equity:
Common stock, $.01 par value, 50,000,000 shares
authorized, 7,688,705 and 7,142,373 shares issued
and outstanding at September 30, 2000 and June 30,
2000, respectively                                                        71                           71
Preferred stock, $1.00 par value, $10 liquidation
  value; 5,000,000 shares authorized:
      Series D; authorized and issued 20,000 shares;
          20,000 shares outstanding at September 30,
          2000 and June 30, 2000 respectively                              20                           20
Additional paid-in capital                                             36,621                       36,671
Deficit                                                               (37,194)                     (36,305)
Accumulated other comprehensive income                                    569                          450
Treasury stock, at cost; 17,500 shares                                    (51)                         (51)
                                                                      -------                      -------
   Total Stockholders' Equity                                              36                          856
                                                                      -------                      -------


Total Liabilities and Stockholders' Equity                            $ 5,085                      $ 6,329
                                                                      ========                     =======

Mark Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands)

                                                                                       Three Months Ended        Three Months Ended
                                                                                       September 30, 2000          June 30, 2000

Revenues                                                                                   $ 1,062                    $ 3,997
                                                                                           -------                    -------

Costs and Expenses:
Cost of sales                                                                                1,008                      2,166
General, and
          administrative expenses                                                              477                        675
      Marketing costs                                                                          235                        318
      Software costs                                                                           128                        275
      Amortization expense                                                                      53                         52
      Litigation settlement                                                                     --                        275
      Consulting fees                                                                           18                         72
                                                                                           -------                    -------

  Total Costs and Expenses                                                                   1,919                      3,833
                                                                                           -------                    -------

Operating Loss                                                                                (857)                       164

Other Income (Expenses):
Interest income                                                                                  5                          6
Interest expense                                                                               (52)                       (36)
Other                                                                                           15                         --
                                                                                           -------                    -------
  Total Other Expenses                                                                         (32)                       (30)
                                                                                           -------                    -------

Net Income (Loss)                                                                             (889)                       134
                                                                                           =======                    =======


Basic Income (Loss) per Share                                                                (0.12)                      0.02
                                                                                           =======                    =======


Fully Diluted Income (Loss) per Share                                                        (0.12)                      0.02
                                                                                           =======                    =======


Weighted Average Number of
     Basic Shares Outstanding                                                                7,298                      5,536
                                                                                           =======                    =======

Weighted Average Number of
     Fully Diluted Shares Outstanding                                                        7,298                      6,499
                                                                                           =======                    =======


Dividends Paid                                                                                  --                         --
                                                                                           =======                    =======

Mark Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

                                                                                       Three Months Ended        Three Months Ended
                                                                                       September 30,2000         September 30, 1999

Cash Flows From Operating Activities:
Net loss                                                                                        $  (889)         $   133
                                                                                                -------          -------
Adjustments to reconcile net loss to net cash
 (used for) operating activities:
   Depreciation and amortization                                                                    139              163
   Securities issued for services                                                                    --              121
   (Increase) decrease in assets:
     Accounts receivable                                                                           (630)             268
     Billing in excess of contract revenue recognized                                                --              293
     Other current assets                                                                           (47)              (5)
     Other assets                                                                                   (15)              (1)
   Increase (decrease) in liabilities:
     Accounts payable                                                                                (9)            (426)
     Due to related parties                                                                          --              (18)
     Deferred revenue                                                                               (78)            (656)
     Accrued liabilities                                                                             35              275
                                                                                                -------          -------
   Net adjustments to reconcile net loss to
     net cash provided by (used for) operating activities                                          (605)              14
                                                                                                -------          -------
       Net Cash (Used for)
         Operating Activities                                                                    (1,494)             147
                                                                                                -------          -------

Cash Flows From Investing Activities:
   Acquisition of property and equipment                                                             --             (242)
   Marketable securities                                                                            406               --
                                                                                                -------          -------
        Net Cash (Used for)
         Investing Activities                                                                       406             (242)
                                                                                                -------          -------

Cash Flows From Financing Activities:
   Proceeds from sale of stock                                                                       --              200
   Repayment of short term borrowings                                                               (31)
Repayment of equipment loans                                                                       (341)             (13)
Proceeds from notes payable officer                                                                  --              100
Repayment of notes payable officer                                                                   --             (375)
Other                                                                                                35                2
                                                                                                -------          -------
      Net Cash Provided by Financing Activities                                                    (337)             (86)
                                                                                                -------          -------

Net increase (decrease) in Cash                                                                  (1,391)            (181)

Cash and Cash Equivalents at Beginning of Period                                                  1,536              298
                                                                                                -------          -------

Cash and Cash Equivalents at End of Period                                                      $   145          $   117
                                                                                                =======          =======

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                              RESULTS OF OPERATIONS

General

      Mark's results of operations, liquidity, and working capital position have been historically impacted by sporadic sales of its principal products, IntraScan II PACS software and modular steel jail and prison cells.

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

Results of Operations

      Although the majority of revenues for the three months ended September were derived from MarkCare Medical Systems, management believes that the sale of cells will continue to represent a majority of Mark's operating revenues through June 30, 2001.

      Revenues from sales for the three months ended September 30, 2000, decreased to $1,063,000 from $3,997,000 for the comparable period. This decrease is attributable to fewer active modular steel cell projects.

      Cost of sales for the three months ended September 30, 2000, consisting of materials, labor and fixed factory overhead expense decreased to $1,008,000 from $2,166,000 for the comparable period. Cost of sales as a percentage of revenues was 94.8% for the three months ended September 30, 2000 as compared to 54.2% for the prior comparable period. This increase is due to the general lack of projects in the modular steel cell business.

      General and administrative expenses for the three months ended September 30, 2000, decreased to $443,000 from $675,000 for the comparable period. The decrease is attributable to a reduction in general overhead costs and the reallocation of resources to marketing and development.

      Marketing costs for the three months ended September 30, 2000, decreased to $235,000 from $318,000 for the comparable period

      Software costs for the three months ended September 30, 2000 related to IntraScan II PACS, decreased to $128,000 from $275,000 for the comparable period. Mark has stabilized its development costs and has focused working capital on marketing its IntraScan II PACS software and related items in response to increased interest from distributors and potential customers.

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

      For the three months ended September 30, 2000, Mark had negative cash flow from operating activities of $1,460,000, most of which is attributable to the net operating loss sustained for the period.

        For the three months ended September 30, 2000, Mark had positive cash flow from investing activities of $406,000. Mark has no present intention of making any acquisition, which would have a material negative or positive effect on cash flow.

      For the three months ended September 30, 2000, financing activities used $337,000 in cash, principally due to the repayment of equipment loans.

      Cash and cash equivalents decreased to $145,000 at September 30, 2000 from $1,536,000 at June 30, 2000 due primarily a loss from operations. Working capital decreased to $707,000 at September 30, 2000 from $1,372,000 at June 30, 2000 primarily due to operating losses.

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

                                     PART II

                                OTHER INFORMATION

Item 2.  Changes In Securities and Use Of Proceeds

       In July 2000, the Company issued an aggregate of 89,000 shares of Common Stock to two entities as compensation for services rendered or materials provided.

       In July, August and September 2000, the Company issued an aggregate of 457,316 shares of Common Stock to one individual as satisfaction of the remainder of a convertible promissory note.

Item 6.  Exhibits and Reports on Form 8-K

      None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Date:  November 20, 2000

                                               MARK SOLUTIONS INC.
                                               By:/s/ Carl Coppola
                                                  -------------------------
                                               President and
                                               Chief Executive Officer