Form 10-Q
period 2000-12-31
MARK SOLUTIONS INC
filed 2001-02-20
CIK 807397

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     -------

                                    FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2000
                                        ---------

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                ------------------     -----------------------

Commission File Number:                       0-17118
                                 ----------------------------------

                              Mark Solutions, Inc.
 -----------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                        11-2864481
----------------------------------               ------------------------------
  (State or Other Jurisdiction                            (I.R.S. Employer
              of Incorporation)                          Identification No.)

Parkway Technical Center
1515 Broad Street
Bloomfield, New Jersey                                                 07003
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's Telephone Number, Including Area Code:          (973) 893-0500
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

Common Stock, $ .01 par value: 8,408,647 shares outstanding as of February 15, 2001.

                              MARK SOLUTIONS, INC.
                                    Form 10-Q
                                       for
                         Quarter Ended December 31, 2001

                                      Index

Part I.  Financial Information                                         Page No.

Item 1. Financial Statements

        Consolidated Balance Sheets as of
         December 31, 2000 and June 30, 2000   . . . . . . . . .            3

        Consolidated Statements of Operations
         for the Six and Three Months Ended
         December 31, 2000 and 1999  . . . . . . . . . . . . . .            4

        Consolidated Statements of Cash Flows
         for the Six Months Ended December 31,
         2000 and 1999  . . . . . . . . . . . .. . . . . . . . .            5


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . .          6-8


Part II.  Other Information

Item 2. Changes in Securities and Use of Proceeds. . . . . . . .            8

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . .           8

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .           8

Mark Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)


                                                                     December 31, 2000           June 30, 2000
                                                                    -----------------------  ----------------------
Current Assets:
 Cash and cash equivalents .......................................   $    343                 $  1,536
 Marketable securities ...........................................       --                        406
 Note receivable .................................................        214                      225
 Accounts receivable .............................................      2,642                    1,868
 Inventories .....................................................         60                       60
 Deferred tax asset ..............................................        438                      572
 Prepaid expenses ................................................         92                       84
                                                                     --------                 --------
   Total Current Assets ..........................................                   3,789                   4,751

Property and equipment, net ......................................                   1,113                   1,254

Other Assets:
 Cost in excess of net assets
    of business acquired less accumulated amortization
    of $962 and $857 at December 31, 2000 and
    June 30, 2000, respectively ..................................         87                      193
 Other assets ....................................................        151                      131
                                                                     --------                 --------
  Total Other Assets .............................................                     238                      324
                                                                                  --------                 --------

Total Assets .....................................................                $  5,140                 $  6,329
                                                                                  ========                 ========

Current Liabilities:
Accounts payable .................................................   $  2,552                 $  2,061
Short term borrowings ............................................        219                      250
Current maturities of long-term debt .............................       --                        402
Current portion of obligations under capital leases ..............        185                      125
Notes payable to officers/stockholders ...........................        155                      100
Deferred revenues ................................................        263                      159
Accrued liabilities ..............................................        490                      282
                                                                     --------                 --------
   Total Current Liabilities .....................................                   3,864                    3,379

Other Liabilities:

Long-term portion of obligations under capital leases ............         90                                    94
Convertible notes ................................................      2,000                                 2,000
                                                                     --------                              --------
   Total Other Liabilities .......................................                   2,090                    2,094

Commitments and Contingencies ....................................                      --                       --

Stockholders' Equity:

  Common stock, $.01 par value, 50,000,000 shares authorized,
  7,688,689 and 7,142,373 shares issued and outstanding at
  December 31, 2000 and June 30, 2000, respectively ..............         76                       71
  Preferred stock, $1.00 par value, $10 liquidation
  value; 5,000,000 shares authorized:
      Series D; authorized and issued 20,000 shares;
          20,000 shares outstanding at June 30, 2000 .............         --                       20
  Additional paid-in capital .....................................      36,630                  36,671
  Deficit ........................................................     (38,057)                (36,305)
  Accumulated other comprehensive income .........................         588                     450
  Treasury stock, at cost; 17,500 shares ....................... .         (51)                    (51)
                                                                      --------                --------
   Total Stockholders' Equity ....................................                      (814)                  856
                                                                                    --------              --------

Total Liabilities and Stockholders' Equity .......................                  $  5,140              $  6,329
                                                                                    ========              ========


Mark Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands)



                                                     Six Months Ended   Six Months Ended  Three Months Ended  Three Months Ended
                                                    December 31, 2000  December 31, 1999   December 31, 2000   December 31, 1999
                                                    -----------------  -----------------   -----------------   -----------------

Revenues ..........................................       $     1,443        $     7,250        $     1,244        $     4,212
                                                          -----------        -----------        -----------        -----------

Costs and Expenses:

Cost of sales .....................................             1,120              4,659                536              2,633
General and administrative expenses ...............               737                510                521                175
Marketing costs ...................................               283                532                152                502
Software costs ....................................              --                 --                 --                  (89)
Amortization expense ..............................               105                105                 52                 53
Litigation settlement .............................              --                  275               --                 --
Consulting fees ...................................                11                161                  9                 90

                                                          -----------        -----------        -----------        -----------
Total Costs and Expenses ..........................             2,256              6,242              1,270              3,364
                                                          -----------        -----------        -----------        -----------

Operating Loss ....................................              (813)             1,008                (26)               848
                                                          -----------        -----------        -----------        -----------

Other Income (Expenses):

Interest income ...................................                 6                  9                  1                  3
Interest expense ..................................              (109)              (115)               (56)               (79)
Other .............................................              --                    4               --                    4
                                                          -----------        -----------        -----------        -----------
Total Other Expenses ..............................              (103)              (102)               (55)               (72)
                                                          -----------        -----------        -----------        -----------

Income (Loss) from Continuing Operations ..........              (916)               906                (81)               776

Discontinued Operations:

Loss from operations of discontinued segment ......              (836)              (722)              (781)              (725)
                                                          -----------        -----------        -----------        -----------

Net Income (Loss) .................................       $    (1,752)       $       184        $      (862)       $        51
                                                          ===========        ===========        ===========        ===========

Basic Income (Loss) per Share .....................       $     (0.24)       $      0.03        $     (0.12)       $      0.01
                                                          ===========        ===========        ===========        ===========


Fully Diluted Income (Loss) per Share .............       $     (0.24)       $      0.03        $     (0.12)       $      0.01
                                                          ===========        ===========        ===========        ===========

Weighted Average Number of

     Basic Shares Outstanding .....................         7,376,913          5,617,207          7,428,399          5,680,914
                                                          ===========        ===========        ===========        ===========

Weighted Average Number of

     Fully Diluted Shares Outstanding .............         7,376,913          6,769,737          7,428,399          6,833,444
                                                          ===========        ===========        ===========        ===========


Dividends Paid ....................................       $      --          $      --          $      --          $      --
                                                          ===========        ===========        ===========        ===========

Mark Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)


                                                                     Six Months Ended      Six Months Ended
                                                                     December 31, 2000     December 31, 1999
                                                                     -----------------     -----------------
Cash Flows From Operating Activities:

 Net Profit/(Loss) ...............................................  $(1,752)               $   184
 Adjustments to reconcile net loss to net cash
  (used for) operating activities:
   Depreciation and amortization .................................      304                    263
   Securities issued for services ................................     --                      204
   Deferred tax asset ............................................     --                      452
   (Increase) decrease in assets:
    Accounts receivable ..........................................     (774)                   388
    Inventory ....................................................     --                     (511)
    Billing in excess of contract revenue recognized .............     --                       13
    Other current assets .........................................      126                     (7)
    Other assets .................................................      (20)                    (6)
 Increase (decrease) in liabilities:
    Accounts payable .............................................      491                    109
    Due to related parties .......................................     --                     (123)
    Deferred revenue .............................................      104                   (656)
    Litigation settlement payable ................................     --                      225
    Accrued liabilities ..........................................      208                   (167)
 Net adjustments to reconcile net loss to                           -------                -------
  net cash provided by (used for) operating activities ...........      439                    184
                                                                    -------                -------
    Net Cash (Used for) Operating Activities .....................   (1,313)                   368
                                                                    -------                -------

Cash Flows From Investing Activities:
  Acquisition of property and equipment ..........................      (57)                  (468)
  Repayment of note receivable ...................................       11                   --
  Marketable securities ..........................................      406                   --
                                                                    -------                -------
   Net Cash (Used for) Investing Activities ......................      360                   (468)
                                                                    -------                -------

Cash Flows From Financing Activities:
  Proceeds from sale of stock ....................................     --                      260
  Increase in short term borrowings ..............................     --                      217
  Repayment of short term borrowings .............................      (31)
  Repayment of equipment loans ...................................     (346)                   (96)
  Proceeds from notes payable officer ............................       55                   (175)
  Other ..........................................................       82                   --
                                                                    -------                -------
 Net Cash Provided by Financing Activities .......................     (240)                   206
                                                                    -------                -------

Net increase (decrease) in Cash ..................................   (1,193)                   106

Cash and Cash Equivalents at Beginning of Period .................    1,536                    298
                                                                    -------                -------

Cash and Cash Equivalents at End of Period .......................  $   343                $   404
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

         Mark Solutions, Inc. ("Mark") is a Delaware corporation, which operates its businesses through subsidiaries and a division.

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

         Mark has decided it is in its best interest to separate the two business segments. On February 5, 2001, Mark entered in a management services agreement (the "Agreement") with a subsidiary of MediSolution Ltd. ("MediSolution"), a publicly held Canadian company, to provide management services for MarkCare Medical Systems, Inc. and its affiliates. During the term of the Agreement, which runs until March 15, 2001, MediSolution will loan to Mark up to $1,182,000, which proceeds will be used to pay off certain liabilities and to provide additional working capital.

         The Agreement has been structured to afford MediSolution adequate time to complete its due diligence with a view toward MediSolution entering into an agreement with Mark to buy MarkCare's assets for a total purchase price of approximately $1,683,000, subject to adjustments. However, there can be no assurance that any such agreement will be entered into, or if entered into, that a transaction will be eventually be consummated. If the purchase transaction is not consummated by March 15, 2001, Mark will be required to repay the amounts advanced by MediSolution.

Results of Operations

         As a result of the Agreement with MediSolution, results of MarkCare Medical Systems and its subsidiaries have been treated as discontinued operations. Current and historical information for MarkCare has been presented to reflect this change.

         Revenues from sales for the six months ended December 31, 2000, decreased to $1,443,000 from $7,250,000 for the comparable prior period. This decrease is attributable to fewer active modular steel cell projects.

         Revenues from sales for the three months ended December 31, 2000, decreased to $1,244,000 from $4,212,000 for the comparable prior period. This decrease is also attributable to fewer active modular steel cell projects.

         Cost of sales for the six months ended December 31, 2000, consisting of materials, labor and fixed factory overhead expense decreased to $1,120,000 from $4,659,000 for the comparable period. Cost of sales as a percentage of revenues was 77.6% for the six months ended December 31, 2000 as compared to 64.3% for the prior comparable period. This increase is due to the general lack of projects in the modular steel cell business.

         Cost of sales for the three months ended December 31, 2000, consisting of materials, labor and fixed factory overhead expense decreased to $536,000 from $2,633,000 for the comparable period. Cost of sales as a percentage of revenues was 43.1% for the three months ended December 31, 2000 as compared to 62.5% for the prior comparable period. This decrease in total dollars is due to the general lack of projects in the modular steel cell business while the decrease in percentage of sales is due to improved plant efficiencies and a reduction of overhead expenses.

         General and administrative expenses for the six months ended December 31, 2000, increased to $737,000 from $510,000 for the comparable period.

         General and administrative expenses for the three months ended December 31, 2000, increased to $521,000 from $175,000 for the comparable period.

         Marketing costs for the six months ended December 31, 2000, decreased to $283,000 from $532,000 for the comparable period.

         Marketing costs for the three months ended December 31, 2000, decreased to $152,000 from $502,000 for the comparable period.

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

         For the six months ended December 31, 2000, Mark had negative cash flow from operating activities of $1,313,000, most of which is attributable to the net operating loss sustained for the period.

         For the six months ended December 31, 2000, Mark had positive cash flow from investing activities of $360,000. Mark has no present intention of making any acquisition, which would have a material negative or positive effect on cash flow.

         For the six months ended December 31, 2000, financing activities used $240,000 in cash, principally due to the repayment of equipment loans.

         Cash and cash equivalents decreased to $343,000 at December 31, 2000 from $1,536,000 at June 30, 2000 due primarily a loss from operations. Working capital decreased to a deficit of $75,000 at December 31, 2000 from a surplus of $1,372,000 at June 30, 2000 primarily due to operating losses.

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

         None.

Item 6.  Exhibits and Reports on Form 8-K

         None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Date:     February 19, 2001

                                              MARK SOLUTIONS INC.
                                              By:/s/ Carl Coppola
                                                -------------------------
                                                President and
                                                Chief Executive Officer