Form 10-Q
period 2001-03-31
MARK SOLUTIONS INC
filed 2001-05-21
CIK 807397

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     -------

                                    FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: March 31, 2001
                                --------------

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
                                ---------------------    ----------------------

Commission File Number:             0-17118
                        ----------------------------------


                              Mark Solutions, Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                    11-2864481
----------------------------------             --------------------------------
  (State or Other Jurisdiction                        (I.R.S. Employer
        of Incorporation)                            Identification No.)


1135 Clifton Avenue
Clifton, New Jersey                                          07013
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)


Registrant's Telephone Number, Including Area Code:    (973) 773-8100
                                                   ----------------------------


Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

       Parkway Technical Center, 1515 Broad Street, Bloomfield NJ, 07003

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

Common Stock, $ .01 par value: 9,285,686 shares outstanding as of May 17, 2001.

                              MARK SOLUTIONS, INC.
                                    Form 10-Q
                                       for
                          Quarter Ended March 31, 2001

                                      Index


Part I.  Financial Information                                 Page No.

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
           March 31, 2001 and June 30, 2000   . . . . . . . . .   3

         Consolidated Statements of Operations
           for the Nine and Three Months Ended
           March 31, 2001 and 2000  . . . . . . . . . . . . . .   4

         Consolidated Statements of Cash Flows
           for the Nine Months Ended March 31,
           2001 and 2000  . . . . . . . . . . . . . . . . . . .   5

         Notes to Financial Statements. . . . . . . . . . . . .   6


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . . . 7-9


Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds. . . . . . .  10

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .  10

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Mark Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

                                                                          March 31, 2001                     June 30, 2000
                                                                       ---------------------          ---------------------------
Current Assets:
 Cash and cash equivalents                                             $     33                       $  1,138
 Marketable securities                                                     --                              406
 Notes receivable                                                         1,120                            225
 Accounts receivable                                                      3,213                          1,647
 Inventories                                                                 60                             60
 Deferred tax asset                                                         284                            506
 Net assets of discontinued segment                                        --                              227
 Prepaid expenses                                                            34                             22
                                                                       --------                       --------
   Total Current Assets                                                                4,744                                4,231

Property and equipment, net                                                              571                                  790

Other Assets:
 Cost in excess of net assets
    of business acquired less accumulated amortization
    of $857 at June 30, 2000                                               --                              193
 Other assets                                                                90                             90
                                                                       --------                       --------
  Total Other Assets                                                                      90                                  283
                                                                                      ------                              -------

Total Assets                                                                          $5,405                               $5,304
                                                                                      ======                              =======


Current Liabilities:
 Accounts payable                                                      $  2,117                       $  1,765
 Short term borrowings                                                     --                              250
 Current maturities of long-term debt                                      --                              402
 Current portion of obligations under capital leases                         61                             94
 Notes payable to officers/stockholders                                     237                            100
 Accrued liabilities                                                        319                            214
                                                                       --------                       --------
   Total Current Liabilities                                                           2,734                                2,825

Other Liabilities:
 Long-term portion of obligations under capital leases                       70                             73
 Convertible notes                                                        1,900                          2,000
                                                                       --------                       --------
   Total Other Liabilities                                                             1,970                                2,073

Commitments and Contingencies                                                           --                                   --

Stockholders' Equity:
 Common stock, $.01 par value, 50,000,000 shares
  authorized, 9,285,686 and 7,142,373 shares issued
  and outstanding at March 31, 2001 and June 30,
  2000, respectively                                                         90                             71
 Preferred stock, $1.00 par value, $10 liquidation
  value; 5,000,000 shares authorized:
      Series D; authorized and issued 20,000 shares;
          20,000 shares outstanding at June 30, 2000                       --                               20
 Additional paid-in capital                                              36,713                         36,671
 Deficit                                                                (36,051)                       (36,305)
 Treasury stock, at cost; 17,500 shares                                     (51)                           (51)
                                                                       --------                       --------
   Total Stockholders' Equity                                                            701                                  406
                                                                                      ------                               ------


Total Liabilities and Stockholders' Equity                                            $5,405                               $5,304
                                                                                      ======                               ======

Mark Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands)

                                                        Nine Months Ended  Nine Months Ended  Three Months Ended  Three Months Ended
                                                          March 31, 2001     March 31, 2000     March 31, 2001       March 31, 2000
                                                          --------------     --------------     --------------       --------------
Revenues                                                    $     4,356         $    10,309         $     2,913         $     3,059
                                                            -----------         -----------         -----------         -----------

Costs and Expenses:
 Cost of sales                                                    2,928               8,364               1,808               3,705
 General, and administrative expenses                             1,145               1,147                 408                 637
 Marketing costs                                                    319                 485                  36                 (47)
 Software costs                                                    --                  --                  --                  --
 Amortization expense                                               158                 157                  53                  52
 Litigation settlement                                             --                   275                --                  --
 Consulting fees                                                     22                --                    11                (161)

                                                            -----------         -----------         -----------         -----------
  Total Costs and Expenses                                        4,572              10,428               2,316               4,186
                                                            -----------         -----------         -----------         -----------

Operating Loss                                                     (216)               (119)                597              (1,127)
                                                            -----------         -----------         -----------         -----------

Other Income (Expenses):
 Interest income                                                     14                  75                   8                  66
 Interest expense                                                  (249)               (160)               (140)                (45)
 Other                                                             --                   109                --                   105
                                                            -----------         -----------         -----------         -----------
  Total Other Expenses                                             (235)                 24                (132)                126
                                                            -----------         -----------         -----------         -----------

Income (Loss) from Continuing Operations                           (451)                (95)                465              (1,001)

Discontinued Operations:
 Income from sale of discontinued segment                         2,204                --                 2,204                --
 Loss from operations of discontinued segment                    (1,499)             (1,655)               (663)               (933)
                                                            -----------         -----------         -----------         -----------

Net Income (Loss)                                           $       254         $    (1,750)        $     2,006         $    (1,934)
                                                            ===========         ===========         ===========         ===========

Basic Income (Loss) per Share
 Income (loss) per share from continuing operations         $     (0.06)        $     (0.02)        $      0.06         $     (0.16)
 Income from sale of discontinued segment                          0.28                --                  0.27                --
 Loss from operations of discontinued segment                     (0.19)              (0.28)              (0.08)              (0.15)
                                                            -----------         -----------         -----------         -----------
  Income (loss) per share                                   $      0.03         $     (0.30)        $      0.25         $     (0.31)
                                                            ===========         ===========         ===========         ===========

Fully Diluted Income (Loss) per Share
 Income (loss) per share from continuing operations         $     (0.06)        $     (0.02)        $      0.06         $     (0.16)
 Income from sale of discontinued segment                          0.28                --                  0.27                --
 Loss from operations of discontinued segment                     (0.19)              (0.28)              (0.08)              (0.15)
                                                            -----------         -----------         -----------         -----------
  Income (loss) per share                                   $      0.03         $     (0.30)        $      0.25         $     (0.31)
                                                            ===========         ===========         ===========         ===========

Weighted Average Number of
  Basic Shares Outstanding                                    7,865,630           5,835,964           8,029,595           6,307,144
                                                            ===========         ===========         ===========         ===========

Weighted Average Number of
  Fully Diluted Shares Outstanding                            7,865,630           5,835,964           8,029,595           6,307,144
                                                            ===========         ===========         ===========         ===========

Dividends Paid                                              $      --           $      --           $      --           $      --
                                                            ===========         ===========         ===========         ===========

Mark Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

                                                             Nine Months Ended   Nine Months Ended
                                                               March 31, 2001      March 31, 2000
                                                               --------------      --------------
Cash Flows From Operating Activities:
  Net income (loss)                                             $       254         $    (1,750)
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
    Depreciation and amortization                                       461                 454
    Securities issued for services                                     --                   235
    Securities issued for litigation settlement                        --                   250
    Deferred tax asset                                                  222                 452
    Adjustment of net assets of business acquired                        35                --
    Gain on sale of discontinued segment                             (2,204)               --
    Net Assets of discontinued segment                                  278                --
    (Increase) decrease in assets:
      Accounts receivable                                            (1,566)                391
      Inventory                                                        --                  --
      Billing in excess of contract revenue recognized                 --                   554
      Other current assets                                              (12)                 32
      Other assets                                                     --                   (11)
    Increase (decrease) in liabilities:
      Accounts payable                                                  330                (840)
      Due to related parties                                           --                  (143)
      Deferred revenue                                                 --                  (656)
      Litigation settlement payable                                    --                   (50)
      Accrued liabilities                                               127                 (86)

  Net adjustments to reconcile net income (loss) to             -----------         -----------
    net cash provided by (used for) operating activities             (2,329)                582
                                                                -----------         -----------
      Net Cash (Used for) Operating Activities                       (2,075)             (1,168)
                                                                -----------         -----------

Cash Flows From Investing Activities:
  Acquisition of property and equipment                                 (84)               (478)
  Repayment of note receivable                                           81                  25
  Proceeds from sale of discontinued segment                          1,177                --
  Marketable securities                                                 406                --
                                                                -----------         -----------
    Net Cash Provided by (Used for) Investing Activities              1,580                (453)
                                                                -----------         -----------

Cash Flows From Financing Activities:
  Proceeds from sale of stock                                          --                   260
  Proceeds from warrant conversions                                                       1,024
  Repayment of short term borrowings                                   (250)
  Repayment of equipment loans                                         (438)               (227)
  Proceeds from notes payable officer                                   137                --
  Repayment of notes payable officer                                   --                  (175)
  Proceeds from convertible debentures                                 --                   950
  Other                                                                 (59)                 (6)
                                                                -----------         -----------
    Net Cash Provided by (Used for) Financing Activities               (610)              1,826
                                                                -----------         -----------

Net increase (decrease) in Cash                                      (1,105)                205

Cash and Cash Equivalents at Beginning of Period                      1,138                 298
                                                                -----------         -----------

Cash and Cash Equivalents at End of Period                      $        33         $       503
                                                                ===========         ===========

                      Mark Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 1 - Interim Financial Information:

The consolidated balance sheet of the Company as of March 31, 2001, the consolidated statements of operations for the nine months and three months ended March 31, 2001 and 2000 and the consolidated statements of cash flows for the nine months ended March 31, 2001 and 2000 are unaudited and have been prepared in accordance with generally accepted accounted principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The June 30, 2000 balance sheet date is derived from the audited consolidated financial statements. The attached financial statements should be read in connections with the consolidated financial statements and notes hereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

         Certain reclassifications have been made to the current and prior year amounts to conform to the current period presentation.


Note 2 - Discontinued Operations:

In March 2001, the Company consummated the sale of its MarkCare division to an unrelated third party. As a result, the Company recorded a gain of $2,204 for the quarter ended March 31, 2001.

In connection with the sale, during the quarter ended March 31, 2001, the Company received $1,177 of cash and a $500 secured promissory note. In addition, during the quarter ended June 30, 2001, the Company received $476 of cash. The net assets of the discontinued segment at the time of sale amounted to $(51).

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

General

         Mark Solutions, Inc. ("Mark") is a Delaware corporation, which operates its businesses through wholly owned subsidiaries and a division.

         Mark's results of operations, liquidity, and working capital position have been historically impacted by sporadic sales of its principal products, modular steel jail and prison cells and IntraScan II PACS software.

         Mark designs, manufactures, and installs modular steel cells for correctional institution construction and developed software applications under the name "IntraScan II" for diagnostic support, picture, archiving and communication computer systems (PACS).

         Mark markets its modular steel products by responding to public bids and by pursuing joint ventures and affiliations with other companies to solicit design/build correctional facilities.

         On April 6, 2001, the Company consummated a transaction involving sale of assets by its majority owned subsidiary Mark Technical, Inc. formerly known as MarkCare Medical Systems, Inc. (herein "Mark Technical"), to MMSI Acquisition Corp. ("MMSI"), a newly established wholly owned subsidiary of MediSolution Ltd. ("MediSolution"), a Canadian based company engaged in offering information systems to the health care industry.

         Pursuant to the terms of an Asset and Stock Purchase Agreement, MMSI purchased substantially all of the assets of Mark Technical and assumed certain specific liabilities. The sale also included all of the issued and outstanding common stock of Mark Technical's wholly owned United Kingdom subsidiary, MarkCare Medical Systems Ltd. Under the terms of the Agreement, MarkCare Medical Systems Korea was liquidated.

         The total purchase price negotiated by the parties was One Million Six Hundred Eighty-two Thousand Six Hundred Thirty-three Dollars ($1,682,633), subject to certain closing adjustments. Prior to the closing, Mark Technical had received from MMSI a $500,000 advance. At closing, Mark Technical received $476,210 after adjustments. The balance of $500,000 is due within ninety (90) days of closing as evidenced by a promissory note guaranteed by MediSolution. Additionally, MarkCare received 200,000 five year warrants to purchase the Common Stock of MediSolution at an exercise price of $2.40 (CDN) a share. MediSolution Common Stock is traded on the Toronto Stock Exchange. As additional compensation, Mark Technical is also to receive ten percent (10%) of software license revenues received by MMSI from certain projects for a period of one year from closing.

         On February 5, 2001, Mark entered into a management service agreement (the "Agreement") with MMSI to provide management services for Mark Technical and its affiliates. During the term of the Agreement, MediSolution advanced to Mark the net amount of $1,182,000, which was used to pay off certain liabilities and to provide additional working capital. As provided by the Asset and Stock Purchase Agreement, these advanced amounts are not required to be repaid by Mark.

         Please refer to the company's April 23, 2001 Report on Form 8-K for a more detailed description of this transaction.

         Mark marketed its IntraScan II PACS software to radiology departments, large healthcare facilities, hospitals, and outpatient imaging group practices as part of comprehensive PACS proposals through marketing and strategic partnering agreements with computer hardware manufacturers, systems integrators, and radiology imaging equipment manufacturers. Mark's principal marketing partner was Data General Corporation / EMC Corporation.

Results of Operations

         As a result of the Agreement with MediSolution, results of Mark Technical and its subsidiaries have been treated as discontinued operations. Current and historical information for Mark Technical has been presented to reflect this change.

         Revenues from sales for the nine months ended March 31, 2001, decreased to $4,356,000 from $10,309,000 for the comparable prior period. This decrease is attributable to fewer active modular steel cell projects within the first six months of each period.

         Revenues from sales for the three months ended March 31, 2001, decreased to $2,913,000 from $3,059,000 for the comparable prior period.

         Cost of sales for the nine months ended March 31, 2001, consisting of materials, labor and fixed factory overhead expense decreased to $2,928,000 from $8,364,000 for the comparable period. Cost of sales as a percentage of revenues was 67.2% for the nine months ended March 31, 2001 as compared to 81.1% for the prior comparable period. This decrease is due to the general decrease in projects for the comparable period as well as tighter cost controls in the manufacturing process.

         Cost of sales for the three months ended March 31, 2001, consisting of materials, labor and fixed factory overhead expense decreased to $1,808,000 from $3,705,000 for the comparable period. Cost of sales as a percentage of revenues was 62.1% for the three months ended March 31, 2001 as compared to 121.1% for the prior comparable period. This decrease is due to the general improvement in operating efficiencies and cost controls in the manufacturing process.

         General and administrative expenses for the nine months ended March 31, 2001, decreased slightly to $1,145,000 from $1,147,000 for the comparable period.

         General and administrative expenses for the three months ended March 31, 2001, decreased to $408,000 from $637,000 for the comparable period.

         Marketing costs for the nine months ended March 31, 2001, decreased to $319,000 from $485,000 for the comparable period.

         Marketing costs for the three months ended March 31, 2001, increased to $36,000 from $(47,000) for the comparable period.


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

         For the nine months ended March 31, 2001, Mark had negative cash flow from operating activities of $2,075,000, which includes the gain on sale of the discontinued segment of $2,204,000 as compared to the negative cash flow for the nine months ended March 31, 2000 of $1,168,000.

         For the nine months ended March 31, 2001, financing activities used $610,000 in cash, principally due to the repayment of short-term borrowings and equipment loans.

         Cash and cash equivalents decreased to $33,000 at March 31, 2001 from $1,138,000 at June 30, 2000 due primarily to a loss from operations, and repayment of notes receivable, short-term borrowings and equipment loans. Working capital increased to $2,010,000 at March 31, 2001 from a surplus of $1,406,000 at June 30, 2000 primarily due to an increase in accounts receivable and notes receivable.

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

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes In Securities and Use Of Proceeds

         None.

Item 6.  Exhibits and Reports on Form 8-K

         On April 23, 2001, the company filed a Report on Form 8-K detailing the sale of assets by its majority owned subsidiary Mark Technical, Inc. ("Mark Technical"), formerly known as MarkCare Medical Systems, Inc. ("MarkCare") to MMSI Acquisition Corp. ("MMSI"), a newly established wholly owned subsidiary of MediSolution Ltd. ("MediSolution"), a Canadian based company engaged in offering information systems to the health care industry.

         On April 23, 2001, the company filed, as an exhibit to its Report on Form 8-K, the Asset and Stock Purchase Agreement by and among MMSI Acquisition Corporation, Mark Technical, INC., and Mark Solutions, INC.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


Date: May 21, 2001


                                               MARK SOLUTIONS INC.
                                               By: /s/ Carl Coppola
                                                   -------------------------
                                                   President and
                                                   Chief Executive Officer