Form 10-K
period 2001-06-30
MARK SOLUTIONS INC
filed 2001-10-15
CIK 807397

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

         For the fiscal year ended June 30, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                  to
                                     -------------     ------------------


                          Commission File No. 0-17118


                              Mark Solutions, Inc.
                -----------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      11-2864481
    --------------------------                   -----------------------
  (State or other jurisdiction              (I.R.S. employer identification no.)
   of incorporation or organization)


1135 Clifton Avenue, Clifton, New Jersey                             07013
------------------------------------------                        ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code           (973)773-8100
                                                           -----------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
-------------------------            ------------------------------------------
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

           The aggregate market value of the 9,321,955 shares of Common Stock held by non-affiliates of the Registrant on September 28, 2001 was $186,439 based on the closing bid price of $0.02 on September 28, 2001.

           The number of shares of Common Stock outstanding as of September 28, 2001 was 9,714,606.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.  Current Business

          Mark Solutions, Inc. ("Mark" or "The Company" or "We") is a Delaware corporation, which operates its business through its Mark Correctional Systems division.

          At present our business is the design, manufacture, and installation of modular steel jail cells for correctional institution construction. We market our modular steel products by responding to public bids and by pursuing joint ventures and affiliations with other companies to solicit design/build correctional facilities.

          Until March 30, 2001 we operated a subsidiary, MarkCare Medical Systems, Inc., ("MarkCare), a company engaged in the development of software applications for medical diagnostic, archiving and communications systems
(PACS).

          On April 6, 2001 MarkCare completed a transaction involving the sale of substantially all of its assets to MMSI Acquisition Corp. ("MMSI"), a newly established wholly owned subsidiary of MediSolution Ltd. ("MediSolution"), a Canadian based company engaged in offering information to the health care industry.

          Pursuant to the terms of an Asset and Stock Purchase Agreement, MMSI purchased substantially all of the assets of MarkCare and assumed certain specific liabilities. The sale also included all of the issued and outstanding common stock of MarkCare Medical's wholly owned United Kingdom subsidiary, MarkCare Medical Systems, Ltd. Under the terms of the Agreement, MarkCare Medical Systems Korea, Ltd., a wholly owned subsidiary, was to be liquidated.

          The total purchase price for the assets was $1,682,633, subject to certain closing adjustments. Prior to the closing, MarkCare received a $500,000 advance. At the closing, MarkCare received an additional $476,210 after adjustments. The balance of $500,000 was due on or before June 28, 2001, as evidenced by a promissory note guaranteed by MediSolution. Additionally, MarkCare received 200,000 warrants to purchase the Common Stock of MediSolution at an exercise price of $2.40 (CDN) a share. As of September 28, 2001, the bid price of MediSolution's Common Stock was $1.50 (CDN). MediSolution's Common Stock is traded on the Toronto Exchange. As additional compensation, MarkCare is to receive ten percent (10%) of all license revenues received by MMSI from certain identified projects for a period of one year from closing.

          Prior to the due date of the promissory note, June 28, 2001, we were advised by MMSI that they were evaluating the value of the net assets transferred and that they might be entitled to an offset against the promissory note for differences in the valuation of the net assets. Under a 30-day standstill agreement, dated July 3, 2001, and extended through September 3, 2001, both parties agreed to take no action until supporting documentation is prepared. As of September 28, 2001,we have not received documentation to support their allegations. We have advised MMSI that they have until October 19, 2001, to produce their supporting documentation, at which time the Company will revaluate its position. While we dispute MMSI's claims, we have recorded a liability for potential expenditures arising from this matter.

          Under the terms of the agreement MMSI purchased the name "MarkCare Medical Systems" and as a result MarkCare changed its name to Mark Technical, Inc. simultaneously with the closing.

                       MARK CORRECTIONAL SYSTEMS DIVISION

           Our sole business of manufacturing and distributing modular steel jail cells is operated by our Mark Correctional Systems Division.


Modular Cells

      Since the initial sale of our prefabricated modular steel cells for correctional facilities in 1989, We have manufactured and sold security prison cells in 16 states including Indiana, Illinois, New York, New Jersey, Michigan, Missouri, Washington, Wisconsin, South Carolina and Minnesota as well as the Commonwealth of Puerto Rico. Revenues generated by the sale of cells to correctional facilities totaled $8,772,000 for the fiscal year ended June 30, 2001. For the year ended June 30, 2001 the following projects accounted for 85.9% of our total operating revenue:

                                             Percentage of Fiscal 2001
           Project                               Operating Revenues
           -------                           --------------------------

Renovation of Cellhouse "G"                         38.4%
Pendleton Correctional Facility
Pendleton, Indiana
265 cells

Monroe County Jail Expansion                        39.5%
Rochester, New York
424 cells

Administration of Corrections                        8.0%
Puerto Rico
438 cells

          As of September 28, 2001 we had a backlog of $6,803,000 in modular cell orders as compared to a backlog of $5,958,000 as of September 30, 2000.

           Our modular cell is a prefabricated, installation-ready, lightweight steel structure, which is manufactured according to the construction and security specifications of each correctional institution project in sizes that can vary from 60 to 200 square feet. Each modular cell can be equipped with lavatory facilities, wall-mounted sleeping bunks, desk and stool, storage bins, lighting and ventilation systems; and optional components such as fixed or operable windows and hinged or sliding security doors.

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

           Because the modular steel cell's overall dimensions and weight are less than traditional concrete cells, the project square footage requirements can be reduced and the load bearing and foundation requirements (e.g. support beams, footings and pilings) can be less extensive. These design modifications can reduce construction time, labor costs and material costs for the project. The insulated galvaneeled steel cell life cycle savings in energy cost reductions and maintenance savings are dramatically superior to concrete construction.


Bid Process, Subcontracting and Bonding Requirements

           The substantial majority of our revenues have been from state and local government correctional projects. Consequently, we are required to prepare and submit bid proposals based on the design and specifications prepared by the supervising architectural or engineering firm. We prepare and submit a formal bid proposal, which includes price quotations and estimates, selected material options and construction time estimates. Depending on the nature of the project, we may bid directly to the owner, or provide bidding information for incorporation into the general contractor's bid. After receipt and review of all accepted bids the governmental agency awards the contract based on a number of factors including costs, reputation, completion estimates and subcontracting arrangements. In those instances where we provide bid information to a general contractor who is ultimately awarded the project, there is no guarantee that we will receive the subcontracted business.

           The typical time period from submission of bids to awarding of the contract to the direct bidder (whether to us or a general contractor) is 60 to 120 days. In those instances, where we are not the direct bidder, subcontracts are generally awarded within an additional 30 to 60 days.

           In connection with some government construction projects, we are required to provide performance and completion bonds as a condition to submission or participation in a bid. Due to our historical financial condition, we have generally been unable to obtain bonds without the assistance and guarantee of third parties including our President and/or another business entity owned by an outside director. See "Item 13. Certain Relationships and Related Transactions". To date, we have not limited our bidding activity nor lost any projects due to our limited bonding capacity. However, in the event we are awarded multiple projects, the inability to obtain bonds may limit the number of additional projects we can pursue and this could have a material adverse effect on operations.


Manufacturing and Assembly

      We manufacture and assemble our modular cells at our 74,000 square foot plant located in Jersey City, New Jersey, which is equipped with a fully automated computer driven design and tooling system. This system allows for more precise tolerances and faster production output. The raw materials for our modular cells, including sheet metal, hardware, and other components are supplied primarily by regional manufacturers. In addition to the manufacture of the shell of its modular cells, we purchase, assemble, and install the ancillary components including lavatory facilities, shower facilities, desks, stools, and sleeping bunks. We believe that there are a sufficient number of national vendors to meet our raw material and component needs, and that we are not dependent upon a limited number of suppliers. In the event we determine that additional space is necessary, we believe that adequate space will be available on acceptable economic terms.


Marketing and Sales

           The market for our modular cells is primarily federal, state and local governmental agencies responsible for the construction and maintenance of correctional institutions. While our modular cell technology has other applications, such as temporary emergency housing, for the foreseeable future the correctional institutions market will represent the substantial majority of our modular business. No assurances can be given that any other markets will develop to any significant degree.

           We normally design prototypes of our modular cells for marketing, sales and trade show demonstrations. Our marketing and sales efforts are managed by our Executive Vice President and include in-person solicitations, direct mail campaigns and participation in industry trade shows. We presently market and sell our modular cells directly and through independent manufacturers' representatives. Our sales network consists of ten (10) outside sales representatives that service all of the United States and foreign countries including Canada and Latin America. Each representative generally enters into an agreement with us, which contains certain non-disclosure restrictions and provides for payment on a commission basis.


Delivery and On-Site Services

           We normally contract with several third-party carriers to deliver our modular cells to the project's construction site. In addition, we provide delivery and support services for our products including installation, operating instructions and subsequent inspections and testing.


Regulation

           The modular cells are subject to various state building codes including BOCA, UBC, the Southern Building Codes and criteria established by the American National Standards Institute. In addition, the modular cells are subject to the guidelines and regulations of OSHA, NIOSH and Centers for Disease Control and Prevention. Our modular cells comply with these codes and regulations in all material respects.

           State and Federal environmental laws regulate certain aspects of our manufacturing process. We have obtained all necessary licenses and permits and are in compliance in all material respects with applicable environmental laws.


Competition

           The construction industry in general and the governmental construction industry in particular are highly competitive. Due to the use of concrete and other traditional construction methods in the substantial majority (approximately 90%) of correctional facility construction, we compete for market share with a number of major construction companies. Such competition is not with respect to any particular project, but in persuading the purchasing agency to utilize steel cell construction rather than traditional methods.

           With respect to those projects that incorporate modular cell specifications in its design criteria, we compete with several other steel product manufacturers who manufacture a comparable product, some of which have greater financial resources than us. In addition, a number of manufacturers, which have greater financial and marketing resources than us and which currently produce sheet metal products, could ultimately enter in to the manufacture of modular steel cells in competition with us.

           Although competition in the construction industry is intense, we believe we can compete for market share of correctional facility construction business by promoting the construction advantages of our technology to the architectural, engineering and construction industries. In this regard, we emphasize the potential for reduced construction time, labor costs and material costs associated with the modular steel cell as well as the life cycle cost savings. We also believe its modular cell design has advantages over other manufacturers' steel cells, which give it a competitive advantage when an architect selects the steel cell design specification.


Employees

           As of September 28, 2001, we had two executive management employees, two plant management employees, two sales employees, three engineering employees and five office and clerical employees. We also employ hourly employees in our manufacturing facility who are subject to a three-year collective bargaining agreement, which expired on August 31, 2001.While a new collective bargaining agreement has not yet been signed, we believe our relationship with our employees to be good.


Copyrights, Patents and Trade Secrets

           We do not own any patents on our modular cells or manufacturing assembly process. However, we attempt to protect our proprietary trade secrets regarding the design and manufacture of our products through non-disclosure agreements between us, our employees and most third-party suppliers and manufacturers' representatives. Since most correctional facility projects are public bids, proprietary technology is not typically a competitive advantage.


Item 2.  Property

           Formerly, we leased our executive offices at 1515 Broad Street, Bloomfield, New Jersey until March 31, 2001. In connection with the sale of the MarkCare segment, we terminated the lease at no additional cost. Currently we maintain our executive offices at 1135 Clifton Avenue, Clifton, New Jersey 07013, on a month-to-month basis, with a monthly rent of $2,000.

           In addition, we lease 74,000 square feet of manufacturing space in Jersey City, New Jersey pursuant to a triple net lease expiring on October 31, 2004. The lease provides for annual rental payments of $215,045 increasing to $292,901 over the term of the lease, subject to additional increases based on the consumer price index.

           We believe our present manufacturing and administrative facilities are sufficient for our current and anticipated needs.

Item 3.  Legal Proceedings

           In August 2001 we settled a lawsuit, which was pending in the Delaware Circuit Court, Delaware County, Indiana. The lawsuit was settled for $98,000 and the action was dismissed.

           There are no other material legal proceedings pending.


Item 4.  Submission of Matters to Vote of Security Holders

         (a) During the fiscal year ending June 30, 2001 no matters were submitted to a vote of security holders.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

           (a)  Market Information.

           The following table sets forth for the fiscal years ended June 30, 1999, 2000 and 2001 indicating the quarterly high and low bid prices of our Common Stock, after giving effect to the 1-for-4 reverse split effected on June 15, 1999. The Common Stock traded on the Nasdaq SmallCap Market under the symbol "MSOL" through January 18, 2001. On January 19, 2001 our common stock was delisted from the NASDAQ SmallCap Market because it traded at prices below the minimum requirements for listing on that market. The stock is now traded on the NASDAQ OTC Bulletin Board.

                                                 Common Stock
                                       --------------------------------
                                           High                Low
                1999
                1st Quarter                6.00                2.00
                2nd Quarter                5.63                2.44
                3rd Quarter                5.63                1.75
                4th Quarter                4.81                1.13

                2000
                1st Quarter                6.63                3.25
                2nd Quarter                3.25                1.09
                3rd Quarter                1.28                . 50
                4th Quarter                3.25                1.09

                2001
                1st Quarter                1.28                 .50
                2nd Quarter                1.06                 .06
                3rd Quarter                 .19                 .06
                4th Quarter                 .14                 .03


           Over-the-counter quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

           (b)  Holders.

           As of September 28, 2001, there were 186 holders of record of the Common Stock. We estimate the number of beneficial holders of its Common Stock to be in excess of 575. There are approximately 16 market makers for the Common Stock.

           (c)  Dividends.

           We have never paid and do not intend to pay in the foreseeable future, cash dividends on its Common Stock.

           (d)  Sales of Unregistered Securities in Fiscal Year 2001.

           The following sets forth information regarding private placements of equity securities by us during the fiscal year ended June 30, 2001 which were not included in previously filed reports.

           In July 2000 we issued 85,000 and 4,000 shares of Common Stock to two suppliers in settlement of outstanding debts in the amount of $76,772 and $14,755 respectively. We relied upon the private placement exemption as provided by Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data

           The following Selected Financial Data is based upon financial statements appearing elsewhere herein and such information should be read in conjunction with such financial statements and notes thereto.


Income Statement Data:


                                                                   Fiscal Years Ended June 30,
                                                            (in thousands, except share and per share data)
                                              -----------------------------------------------------------------------
                                                  2001           2000           1999           1998           1997
                                              -----------    -----------    -----------    -----------    -----------
Revenues                                      $     8,772    $    11,671    $     8,497    $    12,708    $     6,115
                                              -----------    -----------    -----------    -----------    -----------
Costs and Expenses:
 Cost of Sales                                      5,762          9,728          5,689          9,928          6,010
 General and administrative                         2,328          1,912          2,449          2,268          2,185
 Marketing costs                                      424            681            562            434            416
 Litigation settlement                                 98            250            396           --             --
                                              -----------    -----------    -----------    -----------    -----------
  Total Costs and Expenses                          8,612         12,571          9,096         12,630          8,611
                                              -----------    -----------    -----------    -----------    -----------
Operating Income /(loss)                              160           (900)          (599)            78         (2,496)


Net Other (Expense)                                  (214)          (139)          (124)           (55)        (1,679)

Income Tax Benefit                                   --               83            760           --             --
                                              -----------    -----------    -----------    -----------    -----------
Income (Loss) from Continuing
Operations                                            (54)          (956)            37             23         (4,175)

Income from Sale of Discontinued Segment
(net of income tax provision of $477)
                                                      716           --             --             --             --
(Loss) From Discontinued Operations (net of
income tax benefit of $477, $24, $240,
$---,$---,respectively)                              (961)        (3,432)        (1,747)        (2,411)        (1,264)
                                              -----------    -----------    -----------    -----------    -----------
Net (Loss)                                    $      (299)   $    (4,388)   $    (1,710)   $    (2,388)   $    (5,439)
                                              ===========    ===========    ===========    ===========    ===========

Income (Loss) per Share from Continuing
Operations                                    $      (.01)   $      (.16)   $       .01           $---    $     (1.17)
                                              ===========    ===========    ===========    ===========    ===========

Weighted Average Shares Outstanding             8,266,676      6,112,534      4,945,257      4,415,101      3,555,402
                                              ===========    ===========    ===========    ===========    ===========


Balance Sheet Data:

                                                                   Fiscal Years Ended June 30,
                                                         (in thousands, except share and per share data)
                                              -----------------------------------------------------------------------
                                                     2001           2000           1999           1998           1997
                                              -----------    -----------    -----------    -----------    -----------
Working Capital                                $      929    $     1,599    $     1,135    $     3,210    $     1,105
Net Property and Equipment                            485            790            920            284            142
Total Assets                                        5,424          5,304          7,862          5,020          5,172
Current Liabilities                                 3,966          2,825          4,824            866          3,007
Other Liabilities                                   1,135          2,073            485          1,039          2,318
Temporary Stockholders' Equity                       --             --             --             1220           --
Stockholders' Equity (Deficiency)                     323            406          2,553          3,115           (153)


Financial Data (Unaudited)

          The following is a summary of unaudited quarterly results of operations for the years ended June 30, 2001 and 2000.

                                                                  First Quarter     Second Quarter
                                                       ------------------------------------------------------
                                                         2001           2000           2001           2000
                                                       ---------      ---------      ---------      ---------
Revenues                                               $     199      $   3,038      $   1,244      $   4,212
                                                       ---------      ---------      ---------      ---------

Gross Profit                                                (385)         1,012            708          1,579
                                                       ---------      ---------      ---------      ---------

      Income (Loss) from Continuing Operations              (782)           182            (29)           829
                                                       ---------      ---------      ---------      ---------

      Income from sale of discontinued segment              --             --             --             --
      Loss from operations of discontinued segment          (107)           (49)          (833)          (778)
                                                       ---------      ---------      ---------      ---------
Net Income (Loss)                                      $    (889)     $     133      $    (862)     $      51
                                                       =========      =========      =========      =========

Basic:
      Loss per share from continuing operations        $   (0.11)     $    0.03      $    --        $    0.15
      Income from sale of discontinued segment         $    --        $    --        $    --        $    --
      Loss per share from discontinued operations      $   (0.01)     $   (0.01)     $   (0.11)     $   (0.14)
                                                       ---------      ---------      ---------      ---------
     Net loss per share                                $   (0.12)     $    0.02      $   (0.11)     $    0.01
                                                       =========      =========      =========      =========

Diluted:
      Loss per share from continuing operations        $   (0.11)     $    0.03      $    --        $    0.15
      Income from sale of discontinued segment         $    --        $    --        $    --        $    --
      Loss per share from discontinued operations      $   (0.01)     $   (0.01)     $   (0.11)     $   (0.14)
                                                       ---------      ---------      ---------      ---------
     Net loss per share                                $   (0.12)     $    0.02      $   (0.11)     $    0.01
                                                       =========      =========      =========      =========


                                                            Third Quarter                 Fourth Quarter
                                                      ------------------------      ------------------------
                                                         2001           2000           2001           2000
                                                      ---------      ---------      ---------      ---------
Revenues                                              $   2,913      $   3,059      $   4,416      $   1,362
                                                      ---------      ---------      ---------      ---------

Gross Profit                                              1,105           (646)         1,582             (2)
                                                      ---------      ---------      ---------      ---------

      Income (Loss) from Continuing Operations              518           (949)           239         (1,018)
                                                      ---------      ---------      ---------      ---------

      Income from sale of discontinued segment            2,204           --           (1,488)          --
      Loss from operations of discontinued segmen          (716)          (985)           695         (1,620)
                                                      ---------      ---------      ---------      ---------
Net Income (Loss)                                     $   2,006      $  (1,934)     $    (554)     $  (2,638)
                                                      =========      =========      =========      =========

Basic:
      Loss per share from continuing operations       $    0.06      $   (0.15)     $    0.03      $   (0.17)
      Income from sale of discontinued segment        $    0.27      $    --        $   (0.16)     $    --
      Loss per share from discontinued operations     $   (0.09)     $   (0.16)     $    0.07      $   (0.27)
                                                      ---------      ---------      ---------      ---------
     Net loss per share                               $    0.24      $   (0.31)     $   (0.06)     $   (0.44)
                                                      =========      =========      =========      =========

Diluted:
      Loss per share from continuing operations       $    0.06      $   (0.15)     $    0.03      $   (0.17)
      Income from sale of discontinued segment        $    0.27      $    --        $   (0.16)     $    --
      Loss per share from discontinued operations     $   (0.09)     $   (0.16)     $    0.07      $   (0.27)
                                                      ---------      ---------      ---------      ---------
     Net loss per share                               $    0.24      $   (0.31)     $   (0.06)     $   (0.44)
                                                      =========      =========      =========      =========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         (All figures expressed below are in thousands)

General

           Our results of operations, liquidity, and working capital position have been historically impacted by sporadic sales of our principal product, modular steel cells.


           Our modular steel cell is an alternative to traditional construction methods, and penetration into the construction market has met resistance typically associated with an unfamiliar product. Accordingly, we have been, and will continue to be, subject to sales fluctuations until our modular cell technology obtains broader acceptance in the construction market. Based on the increase in the number of projects being designed for steel cells, we believe our cells are receiving greater market acceptance as a viable alternative to concrete. We continue to promote our steel cells to the architectural, engineering, and construction communities by making sales presentations, participating in trade shows, conducting selected direct mail campaigns and engaging in other marketing activities.

           We have continued to aggressively pursue steel cell projects and persuade the construction industry to increase the use of steel cells. We believe we have been successful in our efforts to achieve profitability. We will continue to review our overhead and personnel expenses based on operating results and prospects.

           We are continually bidding on and soliciting joint venture opportunities regarding construction projects. We currently have bids pending on approximately $6,856 in modular cell projects. We also project to bid on approximately $190,000 in additional cell projects during the fiscal year ended June 30, 2002, however, there can be no assurances that our current or planned bids will be accepted.

           For the year ended June 30, 2001, we were awarded $6,318 of the $11,676 in correctional cell projects we bid on.


Results of Operations

           All of our operating revenues for the reported periods were derived from the sale of our modular steel cells.

           The following table sets forth, for the periods indicated, the percentages, which certain items bear to revenues and the percentage increases (decreases) from period to period:

                                                      Percentage of Revenues                     Percentage
                                                        Year Ended June 30,                   Increase/(Decrease)
                                              ---------------------------------------       ------------------------
                                                 2001           2000          1999          2001-2000     2000-1999
                                              ---------       ---------     ---------       ---------    -----------
Revenue                                          100.0          100.0          100.0          (24.8)          37.4
Cost of sales                                     65.7           83.4           67.0          (40.8)          71.0
Selling, general & administrative                 32.5           24.4           40.1           --            (16.6)
Operating income (loss)                            1.8           (7.7)          (7.0)         117.8          (50.3)
Net other income (expenses)                       (2.4)          (1.2)          (1.5)          54.0           12.1
Income (Loss) from continuing operations           (.6)          (8.2)            .4           84.1        (2683.8)
Net income  (loss)                                (3.4)         (37.6)         (20.1)          93.2          156.6


Fiscal Year Ended June 30, 2001 Compared to
Fiscal Year Ended June 30, 2000


           Revenues from continuing operations for the fiscal year ended June 30, 2001, decreased 24.8% to $8,772 from $11,671 for the comparable period. The decrease is attributable to fewer modular steel cell contracts in fiscal 2001.

           Cost of sales from continuing operations for the fiscal year ended June 30, 2001, consisting of materials, labor and fixed factory overhead expense decreased 40.8% to $5,762 from $9,728 for the comparable period. Cost of sales as a percentage of revenues was 65.7% for the year ended June 30, 2001 as compared to 83.4% for the comparable period. As a result of obtaining modular steel cell contracts at more profitable margins, cost of sales as a percentage of sales decreased for the fiscal year ended June 30, 2001.

           Selling, general and administrative expenses from continuing operations, exclusive of marketing costs for the fiscal year ended June 30,2001 increased 12.2% to $2,426 from $2,162 for the comparable period. The increase is primarily due the recording of an accrual for compensatory time earned.

           Marketing costs from continuing operations, which includes commissions and advertising costs for the fiscal year ended June 30, 2001 decreased $37.7% to $424 from $681 for the comparable period. This decrease was due to our continued focus on cost containment.

           For the fiscal year ended June 30, 2001 our loss from continuing operations was $54, a decrease of 94.8% from a loss of $956 for the comparable period. The primary reason for the increase in the income from continuing operations was the increased profit margins on modular steel cell contracts. In addition, profits were diminished in fiscal 2001 by charges of $98 for a lawsuit settlement as compared to charges of $250 in fiscal 2000.

           The loss from discontinued operations, net of taxes, decreased 72.0% to $961 from $3,432 as a result of the sale of MarkCare's Assets on March 30, 2001 and the decrease in administrative and operating costs for the MarkCare segment.


Fiscal Year Ended June 30, 2000 Compared to
Fiscal Year Ended June 30, 1999


           Revenues from continuing operations for the fiscal year ended June 30, 2000, increased 37.4% to $11,671 from $8,497 for the comparable prior period. This increase is attributable to more modular steel cell contracts in fiscal 2000.

           Cost of sales from continuing operations for the fiscal year ended June 30, 2000, consisting of materials, labor and fixed factory overhead expense increased by 71.0% to $9,728 from $5,689 for the comparable prior period. Cost of sales as a percentage of revenues was 83.4% for the year ended June 30, 2000 as compared to 67.0% for the comparable prior period. A substantial increase in the cash demands of our discontinued operation, MarkCare negatively affected the Mark Correctional division causing increased costs of sales both in total dollars and as a percentage of revenue.

           Selling, general and administrative expenses from continuing operations, exclusive of marketing costs for the fiscal year ended June 30, 2000, decreased 24.0% to $2,162 from $2,845 for the comparable prior period. The decrease in these expenses is attributable generally to our focus on cost controls for continued operations.

           Marketing costs from continuing operations, which includes commissions and advertising costs for the fiscal year ended June 30, 2000, increased 21.2% to $681 from $562 for the comparable prior period. This increase is due to the expanded sales efforts for modular steel cells.

           Our operating loss from continuing operations for the fiscal year ended June 30, 2000 increased by $993 to $956 from a profit of $37 for the comparable prior period. The primary reason for the increase in the operating loss from continuing operations was the decrease in the gross margin of $865 from $2,808 for the fiscal year ended June 30, 1999 to $1,943 in 2000. In addition, included in the loss for fiscal 2000 were charges of $250 for items related the settlement of a lawsuit. Included in the profit for fiscal 1999 were charges for items related to lawsuits of $396.

           The loss from discontinued operations increased 96.5% to $3,432 from $1,747. The overall increase in the loss from discontinued operations was attributable primarily to increased operating and marketing costs for the MarkCare segment.

Liquidity and Capital Resources

           Our working capital requirements result principally from staff and management overhead, office expense and marketing efforts. Our working capital requirements have historically exceeded our working capital from operations due to sporadic sales. With the sale of the MarkCare subsidiary in March of 2001 we have reduced our working capital requirements. We continue to increase our efforts to obtain new modular steel cell contracts with more favorable margins and are concentrating on obtaining these contracts on a less sporadic basis. We believe our present available working capital from existing contracts, from anticipated contracts, and if required, investments from private sources, will be sufficient to meet our operating requirements through June 30, 2002. If we do require additional capital, we will continue to principally look to private sources in the form of equity or debt financing.

           On April 14, 2000, we effected a $2,000 private placement consisting of a two-year principal amount convertible note and warrants to purchase 400,000 shares of common stock.

           On September 26, 2001, we entered into a compromise agreement with the holder of convertible notes in the amount of $1,880 which are due on April 20,2002. The holder of the notes has agreed to accept $1,000 in full settlement. The agreement provides for the payment of four (4) installment payments of $250. The first payment was made upon the execution of the agreement and the other three payments are due on November 30, 2001, February 28, 2002 and March 1, 2003. We believe the working capital will be sufficient to meet these obligations.

           Our inventories decreased from $60 at June 30, 2000 to $25 as of June 30, 2001. We currently account for substantially all materials as project costs as reflected by the recording of Costs and estimated earnings in Excess of Billings. While we presently do not have any material commitments for capital expenditures, we believe that our working capital requirements for inventory and other manufacturing related costs, will significantly increase with increases in product orders.

           For the fiscal year ended June 30, 2001, we had negative cash flow from operating activities of $1,799. In addition, we had a positive cash flow from investing activities of $1,936 primarily due to the sale of MarkCare. We have no present intention of making any acquisition, which would have a material negative or positive effect on cash flow.

          For the year ended June 30, 2001, financing activities utilized $739 of cash due to the repayment of existing obligations. For the year ended
June 30, 2000, financing activities provided $2,997 in cash primarily from the private placement of our securities and the proceeds of a convertible note.

           Cash and cash equivalents decreased from $1,138 at June 30, 2000 to $536 at June 30, 2001 due primarily to an increase in outstanding receivables on completed projects and an increase in notes receivable, as a result of the sale of MarkCare. Working capital decreased from $1,599 at June 30, 2000 to $929 at June 30, 2001 primarily reflecting the proceeds from the issuance of the convertible debentures in 2000.

Other Matters

          As of June 30, 2001, we have net operating loss carry-forwards of approximately $30,276. Such carry-forwards begin to expire in the year 2018 if not previously used. The $30,276 carry-forward is available to offset future taxable income. Since realization of the tax benefits associated with these carry-forwards is not assured, a full valuation allowance was recorded against these tax benefits as required by SFAS No. 109.


Impact of Inflation and Changing Prices

           We have been affected by inflation through increased costs of materials and supplies, increased salaries and benefits and increased general and administrative expenses; however, unless limited by competitive or other factors, We pass on increased costs by increasing our prices for products and services.


Forward Looking Statements

           Except for the historical information contained herein, the matters discussed in this report are forward looking statements under the federal securities law. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include whether cell projects are awarded to us and the timing of their completion, meeting current and future financial requirements and competition.


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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                        Not Applicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

           The following table sets forth the names and ages of the members of Our Board of Directors and its executive officers.

Name                           Age       Position
----                           ---       --------
Carl Coppola (1)                62       Chairman of the Board,
                                         President, Chief Executive Officer
Michael J. Rosenberg (2)        56       Vice President - Marketing and Sales
Richard Branca (2)              53       Director
Ronald E. Olszowy (2)           54       Director
William Westerhoff (1)(2)       63       Director

(1) Member of the Compensation Committee
(2) Members of the Audit Committee - Mr. Westerhoff is a retired C.P.A.

       All directors hold office until our next annual meeting of shareholders and until their successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

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

       In August 2000, three directors resigned from the board for personal reasons. We intend to fill these vacancies subject to shareholder approval in the near future.

Directors Compensation

           As of March 2, 2001 the fee paid to each director for attendance at Board meetings was increased to $2 from $1. Each director is also reimbursed for actual travel expenses for each meeting attended. We have established a policy of granting stock options to directors exercisable at the closing sales price of the Common Stock on the date of the grant. See "Security Ownership of Certain Beneficial Owners and Management."


Compliance with Section 16(a) of the Securities Exchange Act of 1934

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and 10% shareholders to file with the Securities and Exchange Commission reports of ownership and changes in ownership of our equity securities including its Common Stock. Such persons are also required to furnish us with such reports.

          In October 2001 Mr. Branca, Mr. Coppola, Mr. Olszowy and Mr. Westerhoff each filed a Form 4 and Form 5 relating to the issuance in March 2001 of five-year options to each purchase 150,000 shares of common stock. Mr. Coppola's Forms 4 and 5 also included three-year options to purchase 50,000 shares issued in July 2000. Other than these reports, we believe all other reports required under Section 16(a) were filed on a timely basis.


Item 11.  Executive Compensation.

           The following table sets forth the amount of all compensation paid to each of our named executive officers whose compensation exceeded $100,000, including its Chief Executive Officer, for our last three fiscal years.

                           Summary Compensation Table
                          (expressed in actual dollars)


                                                                          Long Term Compensation
                                    Annual Compensation                        Awards/Payouts
---------------------------------------------------------------------------------------------------------------------
                                                                     Restricted
Name and Principal                                      Other Annual   Stock      Options/   LTIP       All other
Position              Year       Salary ($)  Bonus($)  Compensation    Awards $    SARS#    Payouts    compensation
-------------------- --------- ------------- -------- -------------- ------------ --------- ---------- --------------
Carl Coppola,          2001        $199,992      ---        $29,999          ---   200,000       ---            ---
President & CEO        2000         199,992      ---            ---          ---   109,300       ---            ---
                       1999         200,000      ---            ---          ---    50,000       ---            ---
-------------------- --------- ------------- -------- -------------- ------------ --------- ---------- --------------
Michael Rosenberg,     2001        $197,500      ---       $108,074          ---       ---       ---            ---
Vice President         2000         161,154      ---            ---          ---    37,500       ---            ---
                       1999         122,892      ---            ---          ---       ---       ---            ---
-------------------- --------- ------------- -------- -------------- ------------ --------- ---------- --------------

Options / SAR Grants in Fiscal Year 2001

           The following table sets forth individual grants of stock options to the named executive officers in the Summary Compensation Table for the fiscal year ended June 30, 2001.


                                                        Individual Grants                                  Potential Realizable
                            --------------------------------------------------------------------             Value at Assumed
                                           % of Total Options                                             Annual Rates of Stock
                                               Granted to                                                   price Appreciation
                            Options           Employees in          Exercise                               for Option Term (1)
                            Granted           Fiscal Year            Price             Expiration         ---------------------
 Name                        (#)(2)                                  ($/Sh)               Date             5%         10%
------                     -----------       ---------------       ----------         ------------       --------   ----------
Carl Coppola, CEO             50,000               7.7%                1.00              7/14/03          $8,275     $16,551

Carl Coppola, CEO            150,000              23.1%                $.08               3/2/06          $1,892      $3,783


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

(2) The option exercise prices of $1.00 and $.08 per share are the closing sales prices on date of the option grants.


Aggregated Option/SAR Exercises and Values for the fiscal Year Ended June 30, 2001.

                               Aggregate Option Exercises and Option Values

                                                                      Value of Unexercised
                                                                     Number of Securities         In-the-Money Options
                                                                    Underlying Unexercised       At Fiscal Year End ($)
                        Shares Acquired on                           Options at Fiscal Year (#)         Exercisable /
Name                      Exercise (#)      Value Realized ($)      Exercisable/ Unexercisable         Unexercisable
----                    -----------------   -----------------       ---------------------------   ----------------------

Carl Coppola, CEO            -0-                 -0-                      50,000/-0-                    -0-/-0-
Carl Coppola, CEO            -0-                 -0-                      150,000/-0-                   -0-/-0-


Employment Agreements

           Pursuant to a three-year employment agreement expiring on June 30, 2000, that has been extended by action of the Board of Directors to December 31, 2002, Mr. Coppola receives an annual base salary of $200 and was granted three-year options to purchase 50,000 shares of Common Stock at an exercise price of $1.00, and 150,000 shares at an exercise price of $.08. In addition, Mr. Coppola is entitled to reimbursement of expenses not to exceed $15 annually and is provided with an automobile and maintenance and use reimbursement by us. Mr. Coppola's employment is terminable by us upon 90 days written notice and provides for a two-year non-compete period to take effect upon termination.

           We also have a three-year employment agreement with Mr. Rosenberg expiring on December 1, 2001. Mr. Rosenberg receives an annual base salary of $125 with salary increases of $25 per year, which were granted on August 1, 1999 and 2000 and Mr. Rosenberg was also granted three-year options to purchase 37,500 shares of Common Stock at an exercise price of $4.00. Effective October 1, 1999 Mr. Rosenberg's employment agreement was amended to grant him an additional $25 increase. At the present time Mr. Rosenberg receives a total salary of $200. In addition, we provide Mr. Rosenberg with an automobile and maintenance and use reimbursement. Mr. Rosenberg's employment is terminable by us upon written notice and provides for a one-year non-compete period to take effect upon termination.

Stock Option Plan

           Under Our 1993 Stock Option Plan (the "Option Plan"), options to purchase up to 250,000 shares of Common Stock may be granted to our key employees and officers or any of our subsidiaries. The Option Plan is designed to qualify under Section 422 of the Internal Revenue Code as an "incentive stock option" plan. We currently have 173,500 options available for grant under the Option Plan.


401(k) Plan

           Under our 401(k) retirement plan, we may make matching contributions in shares of Common Stock equal to each employee's cash contribution up to five percent of the employee's annual salary. The number of shares of Common Stock is calculated by dividing the amount of the matching contribution by the average per share closing price for the year.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

           The following table sets forth certain information with respect to each beneficial owner of 5% or more of the Common Stock, each of our Directors, each Executive Officer who is named in the Summary Compensation Table and all Executive officers and Directors as a group as of September 28, 2001. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, unless otherwise noted.


Beneficial Owner                Number of Shares Owned   % of Shares Outstanding
----------------                ----------------------   -----------------------
Carl C. Coppola                        709,276 (1)                6.8%
c/o Mark Solutions, Inc.
1135 Clifton Avenue
Clifton NJ 07013

William Westerhoff                     199,300 (2)                2.0%

Richard Branca                         240,016 (3)                2.4%

Michael Rosenberg                       92,225 (4)                 (5)

Ronald E. Olszowy                      211,800 (2)                2.1%

Executive officers and directors
as a group (5 persons)               1,452,617 (6)               13.5%

(1) Includes 15,800 shares held in trust for the benefit of three children of Mr. Coppola. Mr. Coppola disclaims beneficial ownership of these shares. Also includes 359,300 shares of Common Stock issuable pursuant to options that are presently exercisable.

(2) Represents 199,300 shares of Common Stock issuable pursuant to options which are presently exercisable.

(3) Includes 233,766 shares of Common Stock issuable pursuant to options that are presently exercisable.

(4) Includes 62,500 shares of Common stock issuable pursuant to options which are presently exercisable.

(5)      Less than 1%

(6) Includes 1,044,166 shares of Common Stock issuable pursuant to warrants or options that are presently exercisable.

Item 13.  Certain Relationships and Related Transactions.

           We purchase lighting fixtures, fabricating services and other related services from Mark Lighting Fixtures Co., Inc. ("Mark Lighting"), a company wholly owned by Carl Coppola, our President and Chief Executive Officer. For the fiscal year ended June 30, 2001, we paid Mark Lighting $239,000 for such goods and services.

           In the past, in connection with specific modular steel cell projects that require performance bonds, Mr. Coppola has provided third party guarantees.

          In October 1999, Mr. Coppola made a loan to us in the amount of $100,000. In December 2000 Mr. Coppola made an additional loan to us of $137,000 and was repaid $140,000 in April 2001. The remaining $97,000 is due to Mr. Coppola and accrues interest at the rate of 10%.

           In August 2000, we entered into an agreement with Sherleigh Associates LLC, a company affiliated with Jack Silver, who had resigned as a director of the Company. The agreement provided that Sherleigh will introduce prospective investors, lenders or purchasers to us in an effort to facilitate a sale of or an investment in the Company. In the event of a sale transaction, Sherleigh will be due a cash fee totaling 5% of the transaction value. In the event of an investment, Sherleigh was to receive a cash fee equal to 10% of the investment and an amount of common stock purchase warrants equal to 10% of common shares issued to, or derived from options or warrants issued to such investor. As of September 28, 2001 Sherleigh has been unsuccessful in its efforts and did not receive any compensation during the fiscal year ended June 30, 2001.

                                     PART IV

   Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.

   (a)(1)  Consolidated Financial Statements

               - Report of Independent Accountants                    F-1
               - Consolidated Balance Sheets for
                  June 30, 2001 and 2000                              F-2
               - Consolidated Statements of Operations
                  for fiscal years ended June 30, 2001,
                  2000 and 1999                                       F-4
               - Consolidated Statements of Stockholders
                  Equity for fiscal years ended June 30,
                  2001, 2000 and 1999                                 F-5
               - Consolidated Statement of Cash Flows
                  for fiscal years ended June 30,
                  2001, 2000 and 1999                                 F-6
               - Notes to Consolidated Financial Statements           F-7
               - Chantrey Vellacott Report                            F-19


      (3) Exhibits.


  Exhibit
  Number    Description


3.       a)--    Amended and Restated Certificate of Incorporation (Incorporated
                 by reference to Exhibit 3(i)1 to our Form 10-Q for the period ended December 31, 1998)

         b)--- By-laws (Incorporated by reference to Exhibit 3 b) to our Form 10-K for the fiscal year ended June 30, 1998)

4.       a)--    Specimen Stock Certificate (Incorporated by reference to
                 Exhibit 4 a) to our Form 10-K for the fiscal year ended June
                 30, 1998)

10.     Material Contracts

         a)-- Employment Agreement between us and Carl Coppola (Incorporated by reference to Exhibit 10 a) to our Form 10-K for the fiscal year ended June 30, 1997)

         b)---    Employment Agreement between us and Michael Rosenberg

         c)--     Incentive Stock Option Plan incorporated by reference to
                  Exhibit 10(b) to our Form 10-K for the year ended June 30,
                  1998

         d)-- Agreement between New York State and us dated July 17, 1996. (Incorporated by reference to Exhibit 10 d) to our Form 10-K for the fiscal year ended June 30, 1996)

         e)-- Agreement between Data General Corporation and us dated March 18, 1996 as amended on January 20, 1997. (Incorporated by reference to Exhibit 10 e) to our Form 10-K for the fiscal year ended June 30, 1996)

         f)-- Asset and Stock Purchase Agreement between Mark Technical, Inc. and MMSI Acquisition Corp. dated March 30, 2001. (Incorporated by reference to Exhibit 10q) to our Form 8-K)

21. Our subsidiaries Incorporated by reference to Exhibit 21 to our Form 10-K for the fiscal year ended June 30, 1998.)

24.      Power of Attorney (included on page 23)

25.      Consent of Independent Certified Public Accountant

27.  Financial Data Schedule

     (b)  Reports on Form 8-K.

         We have filed the following reports on Form 8-K during the year ended June 30,2001 and through the date of this report:

 Date of Report        Items Reported, Financial Statements Filed

 July 24, 2000         Item 5.  Other Events

 April 6, 2001         Item 2. Acquisition or Disposition of Assets
                       - Sale of Assets of MarkCare Medical Systems, Inc.

 October 3, 2001       Item 5.  Other Events - Compromise of Outstanding Debt

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


                                           MARK SOLUTIONS, INC.

       October 11, 2001                    By:  /s/ Carl Coppola
                                                --------------------------
                                                (Carl Coppola, Chief Executive
                                                Officer and President)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                     Title                         Date
-----------------             --------                      --------

/s/ Carl Coppola              Chief Executive Officer       October 11, 2001
----------------
(Carl Coppola)                President and Director
                              (Principal Executive
                              Officer)

/s/ Richard Branca            Director                      October 11, 2001
------------------
(Richard Branca)

/s/ Ronald Olszowy            Director                      October 11, 2001
-------------------
(Ronald E. Olszowy)

/s/ William Westerhoff        Director                      October 11, 2001
----------------------
(William Westerhoff)

Board of Directors and Shareholders
Mark Solutions, Inc. and Subsidiary
Clifton, New Jersey

We have audited the consolidated balance sheets of Mark Solutions, Inc. and Subsidiary as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three years ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of MarkCare Medical Systems Limited, a wholly owned subsidiary, as of June 30, 2000 and for the two years ended June 30, 2000, which statements reflect total assets of $485 as of June 30, 2000, and a net loss of $2,617 and $1,375 for the years ended June 30, 2000, and 1999, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for MarkCare Medical Systems Limited, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mark Solutions, Inc. and Subsidiary as of June 30, 2001 and 2000, and the results of its operations and cash flows for the three years ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                             HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
October 4, 2001

                       MARK SOLUTIONS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                    ASSETS
                                                              June 30,
                                                         --------------------
                                                           2001          2000
                                                         ------        ------
CURRENT ASSETS:
 Cash and cash equivalents
     (including restricted cash of $191 in 2000)         $  536        $1,138
 Marketable securities                                     --             406
 Notes receivable                                           613           225
 Accounts receivable, less allowance for doubtful
    accounts of $53 in 2000                               2,969         1,647
 Costs in excess of contract revenue earned                 427          --
 Inventories                                                 25            60
 Deferred tax asset                                         284           506
 Net assets of discontinued segment                        --             420
 Prepaid expenses                                            41            22
                                                         ------        ------
   Total current assets                                   4,895         4,424
                                                         ------        ------

PROPERTY AND EQUIPMENT:
 Machinery and equipment                                  1,650         1,650
 Demonstration equipment                                    227           227
 Office furniture and equipment                             284           284
 Leasehold improvements                                     414           439
 Vehicles                                                    17            17
 Property held under capital leases                         275           275
                                                         ------        ------
                                                          2,867         2,892
Less accumulated depreciation and amortization            2,382         2,102
                                                         ------        ------
    Net property and equipment                              485           790
                                                         ------        ------

OTHER ASSETS                                                 44            90
                                                         ------        ------

                                                         $5,424        $5,304
                                                         ======        ======



                 See notes to consolidated financial statements

                       MARK SOLUTIONS, INC. AND SUBSIDIARY

                 (in thousands, except share and per share data)


                                                                June 30,
                                                           --------------------
                                                             2001         2000
                                                           --------    --------
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                          $  1,566    $  1,787
 Short term borrowings                                         --           250
 Current maturities of long-term debt                           750         402
 Current portion of obligations under capital leases             74          94
 Billings in excess of contract revenue earned                  500        --
 Notes payable to officers/stockholders                          97         100
 Accrued liabilities                                            979         192
                                                           --------    --------
   Total current liabilities                                  3,966       2,825
                                                           --------    --------

TOTAL OTHER LIABILITIES:
 Long-term portion of obligations under capital leases            5          73
 Long-term debt, excluding current maturities                 1,130       2,000
                                                           --------    --------
   Total other liabilities                                    1,135       2,073
                                                           --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 50,000,000 shares
 authorized, 9,714,606 and 7,142,373 shares issued
 and outstanding at June 30, 2001 and 2000, respectively         97          71
Preferred stock, $1.00 par value, $10 liquidation
  value; 4,705,000 shares authorized:
      Series D; authorized -0- and 20,000 shares;
          20,000 shares outstanding at June 30, 2000           --            20
Additional paid-in capital                                   36,881      36,671
Deficit                                                     (36,604)    (36,305)
Treasury stock, at cost; 17,500 shares                          (51)        (51)
                                                           --------    --------
   Total Stockholders' Equity                                   323         406
                                                           --------    --------

                                                           $  5,424    $  5,304
                                                           ========    ========



                 See notes to consolidated financial statements

                       MARK SOLUTIONS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)


                                                                      Years Ended June 30,
                                                               2001          2000            1999
                                                            -----------    -----------    -----------

Revenues                                                    $     8,772    $    11,671    $     8,497
                                                            -----------    -----------    -----------

Costs and Expenses:
  Cost of sales                                                   5,762          9,728          5,689
  General, and administrative expenses                            2,328          1,912          2,449
  Marketing costs                                                   424            681            562
  Litigation settlement                                              98            250            396
                                                            -----------    -----------    -----------
Total Costs and Expenses                                          8,612         12,571          9,096
                                                            -----------    -----------    -----------

Operating Income (Loss)                                             160           (900)          (599)
                                                            -----------    -----------    -----------

Other Income (Expenses):
  Interest income                                                    17             87             46
  Interest expense                                                 (231)          (339)          (169)
  Other                                                              --            113             (1)
                                                            -----------    -----------    -----------
Total Other Expenses                                               (214)          (139)          (124)
                                                            -----------    -----------    -----------

Loss from Continuing Operations Before Income Tax Benefit           (54)        (1,039)          (723)

Income Tax Benefit                                                 --               83            760
                                                            -----------    -----------    -----------
Income (Loss) from Continuing Operations                            (54)          (956)            37
                                                            -----------    -----------    -----------

Discontinued Operations:
  Income from sale of discontinued segment, net
    of income tax provision of $477                                716           --             --
  Loss from operations of discontinued segment, net
    of income tax benefit of $477, $24, $240, respectively        (961)        (3,432)        (1,747)
                                                            -----------    -----------    -----------
Net Loss                                                    $      (299)   $    (4,388)   $    (1,710)
                                                            ===========    ===========    ===========


Basic Income (Loss) per Share
  Income (loss) per share from continuing operations        $     (0.01)   $     (0.16)   $      0.01
  Income from sale of discontinued segment                         0.09           --             --
  Loss from operations of discontinued segment                    (0.12)         (0.56)         (0.36)
                                                            -----------    -----------    -----------
Loss per share                                              $     (0.04)   $     (0.72)   $     (0.35)
                                                            ===========    ===========    ===========


Weighted Average Number of
     Basic Shares Outstanding                                 8,266,676      6,112,534      4,945,257
                                                            ===========    ===========    ===========


Dividends Paid                                              $      --      $      --      $      --
                                                            ===========    ===========    ===========



                 See notes to consolidated financial statements

                      MARK SOLUTIONS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (in thousands, except share and per share data)


                                                                  Common Stock        Preferred Series A       Preferred Series B
                                                 ----------  ----------------------  ----------------------  ----------------------
                                                    Total      Shares      Amount      Shares      Amount      Shares      Amount
                                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance, June 30, 1998                           $    1,895   4,824,167  $       48        --    $     --          --    $     --
  Net loss                                           (1,710)       --          --          --          --          --          --
Purchase of treasury stock                              (51)       --          --          --          --          --          --
Conversion of temporary equity and convertible
  debentures to preferred stock, net of expenses
  and reclassifications                               1,947    (305,000)         (3)    122,000         122     153,000         153
Preferred stock conversion to common stock             --       869,012           8     (98,000)        (98)   (147,000)       (147)
Conversion of convertible debentures                    100      31,250           1        --          --          --          --
Amortization of financing fees                           47        --          --          --          --          --          --
Stock issued for services                               345     105,867           1        --          --          --          --
Imputed dividend on convertible preferred stock        --          --          --          --          --          --          --
Other                                                   (23)       --          --          --          --          --          --
                                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------

Balance, June 30, 1999                                2,550   5,525,296          55      24,000          24       6,000           6

 Net loss                                            (4,388)       --          --          --          --          --          --
Cash investment in subsidiary                            60        --          --          --          --          --          --
Preferred stock conversion to common stock               11     222,278           2     (24,000)        (24)     (6,000)         (6)
Conversion of convertible debenture                     200        --          --          --          --          --          --
Issuance of common stock adjustment provision          --       493,000           5        --          --          --          --
Issuance of stock through private placement             200     100,000           1        --          --          --          --
Imputed interest on convertible debenture                86        --          --          --          --          --          --
Stock for debt conversion                               581     291,800           3        --          --          --          --
Warrants issued for services                             85        --          --          --          --          --          --
Employee stock option exercise                          131      59,500           1        --          --          --          --
Warrant exercise                                        904     450,499           4        --          --          --          --
Commissions and related fees                            (14)       --          --          --          --          --          --
                                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------

Balance, June 30, 2000                                  406   7,142,373          71        --          --          --          --

 Net loss                                              (299)       --          --          --          --          --          --
Stock issued for debt                                    92      89,000           1
Preferred stock conversion to common stock                      387,816           4
Conversion of convertible debentures                    120   2,095,417          21
Other                                                     4        --          --          --          --          --          --
                                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance, June 30, 2001                           $      323   9,714,606  $       97        --    $     --          --    $     --
                                                 ==========  ==========  ==========  ==========  ==========  ==========  ==========





                                                       Preferred Series D                                        Treasury Stock
                                                      ---------------------      Paid in                     ---------------------
                                                      Shares        Amount       Capital       Deficit        Shares      Amount
                                                     --------      --------      --------      --------      --------     --------
Balance, June 30, 1998                                   --        $   --        $ 31,991      $(30,144)         --       $   --
  Net loss                                               --            --            --          (1,710)         --           --
Purchase of treasury stock                               --            --            --            --          17,500          (51)
Conversion of temporary equity and convertible
  debentures to preferred stock, net of expenses
  and reclassifications                                  --            --           1,675          --            --           --
Preferred stock conversion to common stock               --            --             237          --            --
Conversion of convertible debentures                     --            --              99          --            --           --
Amortization of financing fees                           --            --              47          --            --           --
Stock issued for services                                --            --             344          --            --           --
Imputed dividend on convertible preferred stock          --            --              63           (63)         --           --
Other                                                    --            --             (23)         --            --           --
                                                     --------      --------      --------      --------      --------     --------

Balance, June 30, 1999                                   --            --          34,433       (31,917)       17,500          (51)

 Net loss                                                --            --            --          (4,388)         --           --
Cash investment in subsidiary                            --            --              60          --            --           --
Preferred stock conversion to common stock               --            --              39          --            --           --
Conversion of convertible debenture                    20,000            20           180          --            --           --
Issuance of common stock adjustment provision            --            --              (5)         --            --           --
Issuance of stock through private placement              --            --             199          --            --           --
Imputed interest on convertible debenture                --            --              86          --            --           --
Stock for debt conversion                                --            --             578          --            --           --
Warrants issued for services                             --            --              85          --            --           --
Employee stock option exercise                           --            --             130          --            --           --
Warrant exercise                                         --            --             900          --            --           --
Commissions and related fees                             --            --             (14)         --            --           --
                                                     --------      --------      --------      --------      --------     --------

Balance, June 30, 2000                                 20,000            20        36,671       (36,305)       17,500          (51)

 Net loss                                                --            --            --            (299)         --           --
Stock issued for debt                                                                  91
Preferred stock conversion to common stock            (20,000)          (20)           16
Conversion of convertible debentures                                                   99
Other                                                    --            --               4          (299)         --           --
                                                     --------      --------      --------      --------      --------     --------
Balance, June 30, 2001                                   --        $   --        $ 36,881      $(36,604)       17,500     $    (51)
                                                     ========      ========      ========      ========      ========     ========




                 See notes to consolidated financial statements

                       MARK SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                (in thousands, except share and per share data)


                                                         Year Ended   Year Ended   Year Ended
                                                           June 30,     June 30,    June 30,
                                                            2001         2000         1999
                                                          -------      -------      -------
Cash Flows From Operating Activities:
Net income (loss)                                         $  (299)     $(4,388)     $(1,710)
Adjustments to reconcile net loss to net cash
 provided by (used for) operating activities:
   Depreciation and amortization                              449          491          363
   Amortization of debt issue costs                          --           --            110
   Securities issued for services                            --            171          345
   Securities issued for settlement of liabilities             92         --           --
   Deferred tax asset                                         222          494       (1,000)
   Gain on sale of discontinued segment                      (943)        --           --
   Gain on disposition of equipment                          --             (5)        --
   Net assets of discontinued segment                        (449)        (111)          33
(Increase) decrease in assets:
   Restricted cash                                           --           --          1,234
   Accounts receivable                                     (1,322)       2,016       (3,146)
   Inventory                                                   35          (60)         112
   Costs in excess of contract revenue earned                (427)       1,007       (1,007)
   Other current assets                                       (19)          38          138
   Due from officer                                          --           --            102
   Other assets                                                46          (10)         (33)
Increase (decrease) in liabilities:                          --
   Accounts payable                                          (221)        (994)       2,764
   Due to related parties                                    --            (56)         167
   Billings in excess of contract revenue earned              500         --           --
   Litigation settlement payable                             --           (300)         300
   Accrued liabilities                                        537           14           34
                                                          -------      -------      -------
Net adjustments to reconcile net loss to
   net cash provided by (used for) operating activities    (1,500)       2,695          516
                                                          -------      -------      -------
Net Cash (Used for) Operating Activities                   (1,799)      (1,693)      (1,194)
                                                          -------      -------      -------

Cash Flows From Investing Activities:
   Acquisition of property and equipment                     --            (84)        (737)
   Proceeds from the sale of equipment                       --             20         --
   Repayment of note receivable                               112           25         --
   Note receivable                                           --           --           (250)
   Proceeds from sale of discontinued segment               1,418         --           --
   Marketable securities                                      406         (406)        --
                                                          -------      -------      -------
Net Cash Provided by (Used for) Investing Activities        1,936         (445)        (987)
                                                          -------      -------      -------

Cash Flows From Financing Activities:
   Proceeds from long term-debt                              --          2,000          379
   Repayments of long-term debt                              (402)        (224)         (31)
   Increase in short term borrowings                                      --           --
   Repayment of notes payable for equipment and vehicles      (88)        (137)        (108)
   Proceeds from short term borrowing                        --            450        1,050
   Repayment of short term borrowings                        (250)        (109)        (675)
   Proceeds from notes payable officer                       --            530          375
   Repayment of notes payable officer                          (3)        (805)        --
   Proceeds from issuance of securities                      --          1,292         --
   Collection of subscription receivable                     --           --          1,231
   Purchase of treasury stock                                --           --            (51)
   Repayment of offering costs and commission                --           --           (243)
   Other                                                        4         --           --
                                                          -------      -------      -------
Net Cash Provided by (Used for) Financing Activities         (739)       2,997        1,927
                                                          -------      -------      -------
Net increase (decrease) in Cash                              (602)         859         (254)
Cash and Cash Equivalents at Beginning of Year              1,138          279          533
                                                          -------      -------      -------
Cash and Cash Equivalents at End of Year                  $   536      $ 1,138      $   279
                                                          =======      =======      =======


                 See notes to consolidated financial statements

                       MARK SOLUTIONS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE YEARS ENDED JUNE 30, 2001
                 (in thousands, except share and per share data)



1.     Management Plans and Description of Business:

       Mark Solutions, Inc.'s (the "Company") financial statements for the year ended June 30, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred income/(loss) from continuing operations of $(54), ($956) and $37 for the three years ended June 30, 2001. Its stockholders' equity at June 30, 2001 approximated $323.

       The Company's operating division is the construction of modular cell products which represents an alternative to traditional construction methods. Penetration into the construction market has met resistance typically associated with an unfamiliar product. Accordingly, the Company has been and will continue to be subject to significant sales fluctuations until its modular cell technology receives greater acceptance in the construction market, which management believes will occur as new projects are awarded and completed. These factors raise substantial doubt about the Company's ability to continue as a going concern.

       The Company adopted the following plan to mitigate these factors. First, on April 6, 2001, the Company consummated a transaction for the sale of the assets of its medical imaging segment. Second, on September 26, 2001, the Company entered into a compromise agreement with the holder of its convertible notes payable in the amount of $1,880. Under the terms of the compromise agreement, the Company will remit four equal installments of $250 in full satisfaction of the outstanding indebtedness and accrued interest. The final installment is due in March 2003. Third, the Company is in the final stages of various contract negotiations for the sale of its modular cell product. These contracts have an approximate aggregate value of $7,000.

       The Company believes that its present financial position and the above plan will result in improved operating results and generate sufficient working capital to allow it to continue as a going concern.


2.     Sale of Business Segment

       On April 6, 2001, the Company closed a transaction involving sale of assets by its majority owned subsidiary Mark Technical, Inc. ("Mark Technical"), formerly known as MarkCare Medical Systems, Inc. ("MarkCare") to MMSI Acquisitions Corp. ("MMSI"), a newly established wholly owned subsidiary of MediSolutions Ltd. ("MediSolution"), a Canadian based company engaged in offering information systems to the health care industry.

       Pursuant to the terms of an Asset and Stock Purchase agreement, MMSI purchased substantially all of the assets of Mark Technical and assumed certain specific liabilities. The sale also included all of the issued and outstanding stock of Mark Technical's wholly owned United Kingdom subsidiary, MarkCare Medical Systems Ltd. Under the terms of the agreement, MarkCare Medical Systems Korea is to be liquidated.

       The total purchase price was $1,683, subject to certain closing adjustments. Prior to the closing, Mark Technical received from MMSI a $500 advance.

       At closing, Mark Technical received $476 after adjustments. A balance of $500 was due within 90 days of closing as evidenced by a promissory note guaranteed by MediSolution. Additionally, MarkCare received 200,000 warrants to purchase the Common Stock of MediSolition at an exercise price of $2.40 (CDN) a share. MediSolution's Common Stock is traded on the Toronto Exchange. As additional compensation, MarkCare is to receive ten percent (10%) of all license revenues received by MMSI from certain projects for a period of one year from closing.

       Under the terms of the agreement MMSI purchased the name "MarkCare Medical Systems" and as a result MarkCare Medical Systems changed its name to Mark Technical, Inc. simultaneously with the closing. As a result of the sale, Mark Technical will no longer be operating in the medical imaging industry.

       Prior to the due date of the promissory note, June 28, 2001, the Company was advised by MMSI that they were evaluating the value of the net assets transferred and they might be entitled to an offset against the promissory note for differences in the valuation of the net assets. Under a 30-day standstill agreement, dated July 3, 2001, and extended through September 3, 2001, both parties agreed to take no action until supporting documentation is prepared. As of September 28, 2001, the Company has not received documentation to support their allegations. The Company has advised MMSI that they have until October 19, 2001, to produce their supporting documentation, at which time the Company will revaluate its position. While the Company disputes MMSI's claims, it has recorded a liability for potential expenditures arising from this matter.

       The Company has restated the prior financial statements of Mark Technical and Subsidiaries as discontinued operations. Net assets to be disposed of, at their book values, have been separately classified in the accompanying balance sheet as of June 30, 2000. Revenues from this segment for the years ended June 30, 2001, 2000 and 1999 were $2,077, $2,054 and $1,729, respectively. Net assets relating to this discontinued operation primarily relate to cash, accounts receivable and property and equipment.


3.     Summary of Significant Accounting Policies:

       a. Nature of business - The Company is a Delaware corporation, which designs, manufactures, and installs modular steel cells for correctional institution construction.

       b. Basis of consolidation - The consolidated financial statements include the accounts of Mark and its majority owned subsidiary, Mark Technical, Inc. (formerly MarkCare).

       c. Revenue recognition - Revenues for the modular steel products are recorded at the time services are performed or when products are shipped except for manufacturing contracts which are recorded on the percentage-of-completion method which measures the percentage of costs incurred over the estimated total costs for each contract. This method is used because management considers incurred costs to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The Company provides an allowance for bad debts and returns based upon its historical experience.

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

       h. Loss per common share - Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock.

            Basic and diluted loss per share amounts were equivalent for the years ended June 30, 2001, 2000 and 1999.

       i. Stock-based compensation - The Company grants stock options to employees with an exercise price equal to or above the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

       j. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the report period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Company. Therefore, actual amounts could differ from these estimates.

       k. Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

       l. Comprehensive income - Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. The tax benefit or expense, as well as any reclassifications related to the components of other comprehensive income were not significant.

       m. Concentration of risk - The Company maintains cash balances at several financial institutions located in New Jersey. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100. As of June 30, 2001 and 2000, the Company's uninsured cash balances approximated $336 and $489, respectively.

            The Company's customer base consists principally of government agencies, or general contractors engaged by such agencies, located in the United States and Puerto Rico.

            The Company employs hourly employees in its manufacturing facility who are subject to a collective bargaining agreement.

            Revenues from two customers approximated 39% and 38% of total revenues for the year ending 2001. For the year ended 2000, revenues from three customers approximated 28%, 22% and 18% of total revenues. Revenues from three customers approximated 46%, 13% and 11% of total revenues for 1999.


3.     Inventories:

       Inventories at June 30, 2001 and 2000 consists of raw materials to be used in the construction of jail cells.


4.     Litigation Settlement Payable:

       In August 2001, the Company settled a lawsuit, which was pending in the Delaware Circuit Court, Delaware County, Indiana, with a general contractor for $98.

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

       The following related party transactions are included in the accompanying financial statements:
                                                  Years Ended
                                                   June 30,
                                   ----------------------------------------
                                    2001             2000             1999
                                   -------          ------           ------

       Purchases                   $   223          $  358           $  181
       Consulting services              31               -               33

       As a result of current and prior years' transactions, the Company has net balances due to the following related parties, which will be settled in the ordinary course of business:

                                                           Years Ended
                                                            June 30,
                                                   ----------------------------
                                                    2001                  2000
                                                   ------                ------

       Mark Lighting Fixture Co., Inc.             $   21                $    -
       Carl Coppola                                    97                   100
                                                   ------                ------

       Due to related parties                      $  118                $  100
                                                   ======                ======

       The Company grants non-employee directors, options for serving on the Board of Directors. On July 14, 2000 the Company issued three-year options to purchase 50,000 shares of Common Stock at $1.00, the closing price on the date of grant, to the Company's Chief Executive Officer. On March 2, 2001 the Company issued, five year options to purchase 150,000 shares of Common Stock to each of the four members of the Board of Directors, at $.08, the closing price on the date of grant.


6.     Long-Term Debt:

       a. Long-term debt consists of the following:
                                                                June 30,
                                                       ------------------------
                                                         2001             2000
                                                       --------         -------
          Convertible notes payable, with interest
             accruing at a rate of 7% per annum,
             principal and interest will be due
             and payable in April 2002; the note
             is immediately convertible into
             shares of Common Stock in whole or in
             part in minimum increments of $25 of
             principal                                 $  1,880         $ 2,000
          Other                                               -             402
                                                       --------         -------

                 Total long-term debt                     1,880           2,402
             Less current portion                           750             402
                                                       --------         -------

                 Long-term debt, excluding
                 current portion                       $  1,130         $ 2,000
                                                       ========         =======



       On September 26, 2001, the Company entered into a compromise agreement with the holder of the convertible notes payable in the amount of $1,880. Under the terms of the agreement the Company will pay $1,000 in full satisfaction of the outstanding indebtedness and accrued interest. The comprise amount is payable in four (4) equal installments of $250 due upon execution of the agreement, November 30, 2001, February 28, 2002 and March 1, 2003. The initial payment was made on September 26, 2001.

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

          On July 1, 1999, the Company borrowed $200 under a 10% note. The note was exchanged for 20,000 shares of Series D Preferred Stock in September 1999.

          The Company has charged to operations for the years ending June 30, 2000, $86 of imputed interest expense on Convertible Debentures, which represents the discount on conversion of each of the above Convertible Debentures.

7.     Fair Value of Financial Instruments:

       The estimated fair value of the Company's convertible debt as of June 30, 2001 is as follows:

                                                     Carrying           Fair
                                                      Amount            Value
                                                     --------         --------

       Convertible debt                              $  1,880         $  1,000

       The estimated fair value amount has been based on the settlement agreed to between the lender and the Company in September 2001 (see Note 6a).

       The fair value of the Company's other financial instruments approximates their carrying amounts.

8.     Stockholders' Equity:

       a. Capitalization

       The Company's authorized capital consists of 50,000,000 shares of $.01 par value common stock and 4,705,000 shares of preferred stock.

       The Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, voting rights, and other terms.

       At June 30, 2001, there are 100,000 shares of Series C Preferred Stock authorized. There are no authorized shares of Series A, B, or D Preferred Shares as of June 30, 2001.There are no outstanding shares of Series C Preferred Stock as of June 30, 2001.

       Series C Preferred Stock is convertible, at the option of the holder, into shares of Common Stock equal to $10.00 per share dividend by of the average per share closing bid price of the Common Stock for the five trading days immediately preceding the conversion date(s).

       Series D Preferred Stock is convertible, at the option of the holder, into shares of Common Stock equal to $10.00 per share dividend by 70% of the average per share closing bid price of the Common Stock for the five trading days immediately preceding the conversion date(s).

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

          The Preferred Stock Unit Options expired in 2000.

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

       c. Preferred stock conversion

          During the year ended June 30, 2001, investors converted 20,000 shares of Series D Preferred Stock into 387,816 shares of common stock.

          During the year ended June 30, 2000, investors converted 24,000 shares of Series A Preferred Stock and 6,000 shares of Series B Preferred Stock into 222,278 shares of common stock.

          During the year ended June 30, 1999, investors converted 98,000 shares of Series A Preferred Stock and 147,000 shares of Series B Preferred Stock into 869,012 shares of common stock.

       d.   Loss per common share

          The reconciliation of EPS for the years ended June 30, 2001, 2000 and 1999 is as follows:

                                                                                Years Ended
                                                                                 June 30,
                                                          ------------------------------------------------------
                                                             2001                  2000                 1999
                                                          ----------            ----------           -----------

          Net  income/( loss)                             $     (299)           $   (4,388)          $    (1,710)
          Less imputed preferred stock dividend                    -                     -                    63
                                                          ----------            ----------           -----------
          Loss available to common
             shareholders                                 $     (299)           $   (4,388)          $    (1,773)
                                                          ==========            ==========           ===========

          Weighted average shares outstanding              8,266,676             6,112,534             4,945,257
                                                          ==========            ==========           ===========

          Loss per share                                  $     (.04)           $     (.72)          $      (.36)
                                                          ==========            ==========           ===========

       e. Stock option plan

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

          The following information relates to shares under option and shares available for grant under the Plan:

                                                                            Years Ended
                                                                              June 30,
                                                   -----------------------------------------------------------------
                                                           2001                   2000                 1999
                                                   ---------------------  --------------------  --------------------
                                                               Weighted              Weighted              Weighted
                                                    Shares      Average    Shares     Average    Shares     Average
                                                   ---------   ---------  ---------  ---------  ---------  ---------

      Outstanding, beginning of year                  95,125   $    3.29    107,750  $    5.53     99,875  $    5.80
      Granted                                           --          --      108,500       1.32     17,250       4.00
      Canceled                                       (78,125)      (3.56)   (81,625)     (5.93)    (9,375)     (5.58)
      Exercised                                         --          --      (39,500)     (1.13)      --         --
                                                   ---------   ---------  ---------  ---------  ---------  ---------

      Outstanding, end of year                        17,000   $    2.06     95,125  $    3.29    107,750  $    5.53
                                                   =========   =========  =========  =========  =========  =========

         Available for issuance under Plan           173,500                 95,375               122,250
         Weighted average contractual
            life (years)                                1.32                   1.97                  1.23
         Shares subject to exercisable option         17,000                 95,125               107,750

      f. Stock warrants

          Outstanding warrants are as follows:

                                                                            Years Ended
                                                                              June 30,
                                                   -----------------------------------------------------------------
                                                           2001                   2000                 1999
                                                   ---------------------  --------------------  --------------------
                                                               Weighted              Weighted              Weighted
                                                    Shares      Average    Shares     Average    Shares     Average
                                                   ---------   ---------  ---------  ---------  ---------  ---------

      Warrants outstanding,
         beginning of year                           667,050   $    3.44  1,135,000  $    8.23  1,061,667  $    9.72
      Granted                                        650,000         .15    293,300       2.05    198,750       3.58
      Exercised                                     (214,550)      (3.70)  (467,500)     (2.09)      --         --
      Expired                                           --          --     (293,750)     (2.46)  (125,417)     13.44
                                                   ---------   ---------  ---------  ---------  ---------  ---------
      Warrants outstanding,
         end of year                               1,102,500   $    1.94    667,050  $    3.44  1,135,000  $    8.23
                                                   =========   =========  =========  =========  =========  =========
      Weighted average contractual
         life (years)                                               3.30                  2.09                  2.17

       g. Pro forma information

          Pro forma information regarding net loss and loss per share, as required by SFAS No. 123, has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2001, 2000 and 1999: risk-free interest rate of 5.48%, 6.38% and 6.50%; dividend yield -0-; volatility factor related to the expected market price of the Company's common stock of .35; and weighted average expected option life of 3.0, 3.0 and
3.3 years. The weighted average fair value of options granted during fiscal 2001, 2000 and 1999 were $.08, $.70 and $.57, respectively.

       The Company's pro forma information follows:
                                                         Years Ended
                                                          June 30,
                                             ----------------------------------
                                               2001         2000         1999
                                             ---------    --------     --------

          Pro forma net (loss)               $   (379)    $ (4,458)    $ (1,772)
          Pro forma loss per common share        (.05)        (.73)        (.37)


       h. Stock for debt conversion

          During 2001 and 2000, vendors and other debtors converted $92 and $581 of liabilities into 89,000 and 291,800 shares of the Company's common stock.

       i. Private placement

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

9.     Short Term Borrowings:


          On March 3, 2000, Mark issued to two investors an aggregate of $250, 120-day principal amount convertible notes having an interest rate of 10% per annum. The investors were a director of Mark and his brother. On July 12, 2000, these notes were repaid in accordance with their terms. In connection with the loan represented by these notes, Mark issued five-year warrants to purchase 48,933 shares of Common Stock at $1.25 per share.


10.    Leases:

       a. Facility leases

          The Company occupies its executive offices pursuant to a month to month lease. The Company conducts its manufacturing operations pursuant to an operating lease expiring October 31, 2004. Under the terms of these leases, the Company is obligated to pay maintenance, insurance, and its allocable share of real estate taxes.

          Future minimum rental payments under these operating leases are as follows:

            Year Ended
             June 30,
            ----------
               2002                                                      $  235
               2003                                                         264
               2004                                                         287
               2005                                                          98
                                                                         ------

               Total future minimum rental payments                      $  884
                                                                         ======

           Rent expense for the years ending June 30, 2001, 2000 and 1999 was $250, $381 and $300, respectively.

       The Company also leases various automobiles and small office equipment.

       b. Capital leases

          The Company leases certain equipment under capital leases with expiration dates ranging from April 2000 through April 2003.

          Future minimum lease payments are as follows:

            Year Ended
             June 30,
            ----------
                2002                                                     $   82
                2003                                                          5
                                                                         ------

                Total future minimum lease payments                          87
            Less:  amount representing interest                               8
                                                                         ------
            Present value of net future minimum lease payments               79
            Less:  current portion of obligations under capital leases       74
                                                                         ------
            Long-term portion of obligations under capital leases        $    5
                                                                         ======

       Property and equipment held under capital leases at June 30, 2001 has a value, net of accumulated amortization, of $74.


11.    Commitments and Contingencies:

       Pursuant to employment agreements with certain key executives, which expire at various dates through December 2002, the Company granted options to acquired 487,500 shares of common stock at various exercise prices ranging from $.08 to $4.00. The Company's remaining aggregate commitment at June 30, 2001 under such contracts approximated $500.


       The Company is involved in various lawsuits and claims incidental to its business. In the opinion of management, the ultimate liabilities, if any, resulting from such lawsuits and claims, will not materially affect the financial position of the Company.

12.    Income Taxes:

       As of June 30, 2001, the Company has Federal net operating loss carry forwards of approximately $30,277. Such carry forwards begin to expire through 2019 if not previously used. Since realization of the tax benefits associated with these carry forwards is not assured, a 100% valuation allowance was recorded against the related tax asset of approximately $10,294, as required by SFAS No. 109.

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

       The deferred tax asset arising from the New Jersey NOL is comprised of the following:

                                                              June 30,
                                                       ----------------------
                                                         2001          2000
                                                       --------      --------

       Sale of net operating loss                      $    284      $    572
                                                       ========      ========


13.    Supplemental Cash Flow Information:

       a. Cash paid for interest during the years ended June 30, 2001, 2000 and 1999 amounted to $100, $284 and $191, respectively.

       b. The Company acquired certain equipment with an aggregate cost of $397 and $221 under capital lease obligations for the years ended June 30, 2000, and 1999, respectively. There were no purchases of equipment under capital lease obligations for the year ended June 30, 2001

       c. During 2001 and 2000, vendors and other debtors converted $92 and $581 of liabilities into 89,000 and 291,800 shares of the Company's common stock. During 1999, $1,530 of debentures and $1,220 of securities classified as temporary equity were exchanged for shares of preferred stock, warrants and options.

       d. During 2000 and 1999, the Company granted outside consultants options to acquire 21,000 and 66,250 shares, respectively, of common stock at exercise prices ranging from $4.64 to $16.00. The fair value of the 1999 options was immaterial. The fair value of the 2000 options ($10) has been charged to operations in accordance with SFAS No. 123.

       e. The Company issued stock and/or options to various parties in consideration for services provided.

The Directors
Mark Solutions Inc
1135 Clifton Avenue
Clifton
N J 07013
New Jersey
USA                                                             11 October 2001



Dear Sirs

Markcare Medical Systems Limited

In connection with the 10-K filing of your consolidated financial statements for the year ended June 30 2001, we hereby confirm that we are not aware of any subsequent events that would lead us to withdraw or alter our audit opinion given in respect of the financial statements of Markcare Medical Systems Limited for the year ended 30 June 1999, year ended 30 June 2000 and the Balance Sheet at 30 June 2000. Our audit reports were dated 11 October 1999 and 13 October 2000 respectively.

Yours faithfully







CHANTREY VELLACOTT DFK
Chartered Accountants
Registered Auditors.

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