Form 10-Q
period 2001-09-30
MARK SOLUTIONS INC
filed 2001-11-13
CIK 807397

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     -------

                                    FORM 10-Q

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2001
                                --------------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number:  0-17118
                        ---------

                              Mark Solutions, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                        11-2864481
---------------------------------              ---------------------------------
  (State or Other Jurisdiction                          (I.R.S. Employer
        of Incorporation)                              Identification No.)


1135 Clifton Avenue
Clifton,  New Jersey                                           07013
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code:    (973) 773-8100
                                                    ---------------------


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

Common Stock, $ .01 par value: 9,714,606 shares outstanding as of November 9, 2001.

                              MARK SOLUTIONS, INC.
                                    Form 10-Q
                                       for
                        Quarter Ended September 30, 2001

                                      Index


                                                                                                               Page
Part I            Financial Information

Item 1.   Financial Statements

            Consolidated Balance Sheets as of
              September 30, 2001 and June 30, 2001..........................................................     3

            Consolidated Statements of Operations
              for the Three Months Ended September 30, 2001 and 2000........................................     4

            Consolidated Statements of Cash Flows
              for the Three Months Ended September 30, 2001 and 2000........................................     5

            Notes to Consolidated Financial Statements......................................................     6

Item 2.   Management's Discussion and Analysis of
            Financial Condition.............................................................................   7-8

Part II   Other Information

Item 1.   Legal Proceedings.................................................................................     9

Item 2    Changes in Securities and Use of Proceeds.........................................................     9

Item 3.   Defaults Upon Senior Securities...................................................................     9

Item 4.   Submission of Matters to a Vote of Security Holders...............................................     9

Item 5.   Other Information.................................................................................     9

Item 6.   Exhibits and Reports on Form 8-K..................................................................     9

Signatures..................................................................................................    10

                      MARK SOLUTIONS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                  September 30, 2001     June 30, 2001
                                                                                    ---------------     ---------------
                             ASSETS                                                   (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                                                       $           815     $           536
    Notes receivable                                                                            842                 613
    Accounts receivable                                                                       2,461               2,969
    Cost in excess of contract revenue earned                                                    91                 427
    Inventories                                                                                  25                  25
    Deferred tax asset                                                                          284                 284
    Prepaid expenses                                                                             43                  41
                                                                                    ---------------     ---------------
      Total Current Assets                                                                    4,561               4,895
                                                                                    ---------------     ---------------

PROPERTY AND EQUIPMENTS, NET:                                                                   430                 485

OTHER ASSETS                                                                                     44                  44
                                                                                    ---------------     ---------------

Total Assets                                                                        $         5,035     $         5,424
                                                                                    ===============     ===============



                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                $           550     $         1,566
    Current portion of long-term debt                                                           466                 750
    Current portion of obligations under capital leases                                          58                  74
    Billings in excess of contract revenue earned                                               671                 500
    Notes payable to officers/stockholders                                                       97                  97
    Accrued liabilities                                                                       1,023                 979
                                                                                    ---------------     ---------------
      Total Current Liabilities                                                               2,865               3,966
                                                                                    ---------------     ---------------

OTHER LIABILITIES:
    Long-term portion of obligations under capital leases                                         3                   5
    Long-term debt                                                                              250                --
    Convertible notes                                                                          --                 1,130
                                                                                    ---------------     ---------------
      Total Other Liabilities                                                                   253               1,135
                                                                                    ---------------     ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, 50,000,000 shares
     authorized, 9,714,606 shares issued and outstanding
     at September 30, 2001 and June 30, 2001                                                     97                  97
    Preferred stock, $1.00 par value, $10 liquidation
      value; 4,705,000 shares authorized:
    Additional paid-in capital                                                               36,881              36,881
    Deficit                                                                                 (35,010)            (36,604)
    Treasury stock, at cost; 17,500 shares                                                      (51)                (51)
                                                                                    ---------------     ---------------
      Total Stockholders' Equity                                                              1,917                 323
                                                                                    ---------------     ---------------

Total Liabilities and Stockholders' Equity                                          $         5,035     $         5,424
                                                                                    ===============     ===============

                       MARK SOLUTIONS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (in thousands)

                                                                                  Three Months Ended  Three Months Ended
                                                                                  September 30, 2001  September 30, 2000
                                                                                  ------------------  ------------------

Revenues                                                                            $         3,292     $           199
                                                                                    ---------------     ---------------

Costs and Expenses:
    Cost of sales                                                                             2,163                 584
    General and administrative expenses                                                         625                 350
                                                                                    ---------------     ---------------
      Total Costs and Expenses                                                                2,788                 934
                                                                                    ---------------     ---------------

Operating Income (Loss)                                                                         504                (735)
                                                                                    ---------------     ---------------

Other Income (Expenses):
    Interest income                                                                               8                   5
    Interest expense                                                                            (39)                (52)
                                                                                    ---------------     ---------------
      Total Other Expenses                                                                      (31)                (47)
                                                                                    ---------------     ---------------

Income (Loss) from Continuing Operations
  before extraordinary gain                                                                     473                (782)

Discontinued Operations:
    Loss from operations of discontinued segment                                               --                  (107)

Extraordinary gain on extinguishment of debt                                                  1,121                --
                                                                                    ---------------     ---------------

Net Income (Loss)                                                                   $         1,594     $          (889)
                                                                                    ===============     ===============


Basic Income (Loss) per Share
    Income (loss) per share from continuing operations                              $          0.05     $         (0.11)
    Loss from operations of discontinued segment                                               --                 (0.01)
    Extraordinary gain on extinguishment of debt                                               0.11                --
                                                                                    ---------------     ---------------
      Income (loss) per share                                                       $          0.16     $         (0.12)
                                                                                    ===============     ===============

Fully Diluted Income (Loss) per Share
    Income (loss) per share from continuing operations                              $          0.05     $         (0.11)
    Loss from operations of discontinued segment                                               --                 (0.01)
    Extraordinary gain on extinguishment of debt                                               0.11                --
                                                                                    ---------------     ---------------
      Income (loss) per share                                                       $          0.16     $         (0.12)
                                                                                    ===============     ===============

Weighted Average Number of
    Basic Shares Outstanding                                                              9,697,106           7,297,723
                                                                                    ===============     ===============

Weighted Average Number of
    Fully Diluted Shares Outstanding                                                      9,697,106           7,297,723
                                                                                    ===============     ===============

Dividends Paid                                                                      $          --       $          --
                                                                                    ===============     ===============

                       MARK SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                  Three Months Ended  Three Months Ended
                                                                                  September 30, 2001  September 30, 2000
                                                                                  ------------------  ------------------

Cash Flows From Operating Activities:
    Net income (loss)                                                               $         1,594     $          (889)
    Adjustments to reconcile net loss to net cash
     provided by (used for) operating activities:
       Depreciation and amortization                                                             72                 126
       Gain on extinguishment of debt                                                        (1,121)               --
       Deferred tax asset                                                                      --                    (1)
       Net Assets of discontinued segment                                                      --                  (757)
       (Increase) decrease in assets:
          Accounts receivable                                                                   508                 484
          Billing in excess of contract revenue recognized                                      336                --
          Other current assets                                                                   (2)                 (3)
          Other assets                                                                         --                    (1)
       Increase (decrease) in liabilities:
          Accounts payable                                                                   (1,016)                (58)
          Billings in excess of contract revenue earned                                         171                --
          Accrued liabilities                                                                   251                 (14)
                                                                                    ---------------     ---------------
    Net adjustments to reconcile net income (loss) to
      net cash provided by (used for) operating activities                                     (801)               (224)
                                                                                    ---------------     ---------------
          Net Cash Provided by (Used for) Operating Activities                                  793              (1,113)
                                                                                    ---------------     ---------------

Cash Flows From Investing Activities:
    Acquisition of property and equipment                                                       (17)               --
    Repayment of note receivable                                                                 21                --
    Note receivable                                                                            (250)               --
    Marketable securities                                                                      --                   406
                                                                                    ---------------     ---------------
      Net Cash Provided by (Used for) Investing Activities                                     (246)                406
                                                                                    ---------------     ---------------

Cash Flows From Financing Activities:
    Repayments of long-term debt                                                               --                  (402)
    Proceeds from notes payable for equipment and vehicles                                     --                   140
    Repayment of convertible debt                                                              (250)               --
    Repayment of notes payable for equipment and vehicles                                       (18)                (69)
    Repayment of short term borrowings                                                         --                   (31)
    Other                                                                                      --                   (49)
                                                                                    ---------------     ---------------
      Net Cash Provided by (Used for) Financing Activities                                     (268)               (411)
                                                                                    ---------------     ---------------

Net increase (decrease) in Cash                                                                 279              (1,118)

Cash and Cash Equivalents at Beginning of Period                                                536               1,138
                                                                                    ---------------     ---------------

Cash and Cash Equivalents at End of Period                                          $           815     $            20
                                                                                    ===============     ===============

                       MARK SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1    INTERIM FINANCIAL INFORMATION

                  The consolidated balance sheet of the Company as of September 30, 2001, the consolidated statements of operations and cash flows for the three months ended September 30, 2001 and 2000 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which included only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The June 30, 2001 balance sheet data is derived from the audited consolidated financial statements. The attached financial statements should be read in connection with the consolidated financial statements and notes hereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

                  Certain reclassifications have been made to the current and prior years amounts to conform to the current period presentation.

Note 2    COMMON STOCK AND ADDITIONAL PAID-IN-CAPITAL

                  Basic earnings (loss) per common share is computed by dividing the net earning by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share gives effect to stock options and warrants which are considered to be dilutive common equivalents.

Note 3    CONVERTIBLE NOTES PAYABLE

                  In September 2001, the Company entered into a compromise agreement with the holder of the convertible notes payable in the amount of $1,880,000. Under the terms of the agreement the Company will pay $1,000,000 in full satisfaction of the outstanding indebtedness and accrued interest. The compromise amount is payable in four (4) equal installments of $250,000 due upon the execution of the agreement, November 30, 2001, February 28, 2002 and March 1, 2003. The initial payment was made in September 2001. As a result of this transaction the Company realized a gain of $1,121,000 from the extinguishment of debt.

Note 4    INCOME TAXES

                  The company has a federal net operating loss carry forward of approximately $30,000,000 available to offset future taxable income. Accordingly, as of September 30, 2001, the Company was not required to record an income tax provision.

Note 5    NOTES RECEIVABLE

                  The Company has recorded as Notes Receivable, $250,000 of Convertible Promissory Notes with interest at 8% due in amounts of $100,000, $100,000 and $50,000 on July 1, 2002,
                  August 6, 2002 and October 1, 2003, respectively. These notes are convertible at the option of the Company, prior to maturity, into 1% of the outstanding common stock of the maker.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Results of Operations


         Revenues from continuing operations, for the three months ended September 30, 2001, increased to $3,292,000 from $199,000 for the comparable period. This increase is attributable to more modular steel cell projects.

         Cost of sales, from continuing operations, for the three months ended September 30, 2001, consisting of materials, labor and fixed factory overhead expense increased to $2,163,000 from $584,000 for the comparable period. Cost of sales as a percentage of revenues was 65.7% for the three months ended September 30, 2001 as compared to 293.5% for the prior comparable period. The dollar amount increase is also due to the increase in the number of active projects in the modular steel cell business.

         General and administrative expenses, from continuing operations for the three months ended September 30, 2001, increased to $625,000 from $350,000 for the comparable period primarily due to increased payroll expenses in 2001.


Liquidity and Capital Resources

         Our working capital requirements result principally from staff and management overhead, office expense and marketing efforts. Our working capital requirements have historically exceeded our working capital from operations due to sporadic sales. With the sale of the MarkCare subsidiary in March of 2001 we have increased our efforts to obtain new modular steel cell contracts with more favorable margins and are concentrating on obtaining these contracts on a more continuous basis. We believe our present available working capital from existing and anticipated contracts and, if required, investments from private sources, will be sufficient to meet our operating requirements through June 30, 2002.

         For the three months ended September 30, 2001, we had a positive cash flow from operating activities of $793,000, which is primarily attributable to the net operating profit for the period. For the three months ended September 30, 2000 operating activities utilized $1,113,000 of cash primarily as a result of an operating loss.

           For the three months ended September 30, 2001, we utilized $246,000 of cash for investing activities. For the same period in 2000 we generated cash in the amount of $406,000 as a result of the sale of marketable securities.

         For the three months ended September 30, 2001 and 2000, financing activities used $268,000 and $411,000 in cash, principally due to the repayment of convertible debt, equipment loans and long-term debt.

         Cash and cash equivalents increased to $815,000 at September 30, 2001 from $536,000 at June 30, 2001 due primarily our operating profit. Working capital increased to $1,696,000 at September 30, 2001 from $929,000 at June 30, 2001 primarily due the compromise agreement reached with the holder of convertible notes payable and operating profits for the period.

Forward Looking Statements

         Except for the historical information contained herein, the matters discussed in this report are forward looking statements under the federal securities law. These statements are based on current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include whether cell projects are awarded to us, and the timing of their completion, meeting current and future financial requirements and competition.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

         On June 28, 2001, the Company was scheduled to receive payment of the $500,000 promissory note for the sale of the assets of the MarkCare Medical Systems segment from MMSI Acquisition Corp. ("MMSI"). Prior to the due date of the promissory note, we were advised by MMSI that they were evaluating the value of the net assets transferred and that they might be entitled to an offset against the promissory note for differences in the valuation of the net assets. Under a 30-day standstill agreement, dated July 3, 2001, and extended through September 3, 2001, both parties agreed to take no action until supporting documentation is prepared. The Company requested written substantiation of the claims and as of October 22, 2001 had not received such substantiation. As a result, on October 26, 2001 the Company filed a complaint for an accounting, the imposition of a constructive trust and other relief in the Superior Court of New Jersey, Chancery Division, for Essex County. The defendant, MMSI, has 30 days to file its answer.


Item 2.  Changes In Securities and Use Of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         On October 3, 2001 the Company filed a Report on Form 8-K detailing the Compromise Agreement of Outstanding debt.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Date: November 9, 2001

                                                 MARK SOLUTIONS INC.
                                                 By: /s/ Carl Coppola
                                                    -------------------------
                                                 President and
                                                 Chief Executive Officer