Form 10-Q
period 2001-12-31
MARK SOLUTIONS INC
filed 2002-02-13
CIK 807397

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     -------

                                    FORM 10-Q

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         December 31, 2001

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                  ----------------

Commission File Number:                    0-17118
                                  ----------------

          Mark Holdings, Inc. (Formerly known as Mark Solutions, Inc.)
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                01-0564816
             --------                                ----------
  (State or Other Jurisdiction                       (I.R.S. Employer
       of Incorporation)                              Identification No.)

1135 Clifton Avenue
Clifton,  New Jersey                                  07013
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code:              (973) 773-8100
                                                         -----------------------

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

Common Stock, $.01 par value: 9,714,606 shares outstanding as of February 11, 2002.

                               MARK HOLDINGS, INC.
                                    Form 10-Q
                                       for
                         Quarter Ended December 31, 2001

                                      Index


Part I            Financial Information
                                                                            Page

Item 1.   Financial Statements

          Consolidated Balance Sheets as of
           December 31, 2001 and June 30, 2001...............................  3

          Consolidated Statements of Operations
           for the Six Months Ended December 31, 2001 and 2000...............  4

          Consolidated Statements of Cash Flows
           for the Six Months Ended December 31, 2001 and 2000...............  5

          Notes to Consolidated Financial Statements.........................6-7

Item 2.    Management's Discussion and Analysis of
               Financial Condition...........................................8-9

Part II   Other Information

Item 1.   Legal Proceedings.................................................  10

Item 2    Changes in Securities and Use of Proceeds.........................  10

Item 3.   Defaults Upon Senior Securities...................................  10

Item 4.   Submission of Matters to a Vote of Security Holders...............  10

Item 5.   Other Information.................................................  10

Item 6.   Exhibits and Reports on Form 8-K..................................  10

Signatures    ..............................................................  10

                      MARK HOLDINGS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                               December 31, 2001     June 30, 2001
                                                              ------------------    ----------------
                    ASSETS                                        (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                                        $     408       $    536
     Notes receivable                                                       401            613
     Accounts receivable                                                  2,072          2,969
     Cost in excess of contract revenue earned                              157            427
     Inventories                                                             25             25
     Deferred tax asset                                                      86            284
     Prepaid expenses                                                        65             41
                                                                      ---------       --------
          Total Current Assets                                            3,214          4,895
                                                                      ---------       --------

PROPERTY AND EQUIPMENT, NET:                                                358            485

OTHER ASSETS                                                                 44             44
                                                                      ---------       --------

Total Assets                                                          $   3,616       $  5,424
                                                                      =========       ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
     Accounts payable                                                 $     497       $  1,566
     Current portion of long-term debt                                      216            750
     Current portion of obligations under capital leases                     35             74
     Billings in excess of contract revenue earned                          389            500
     Notes payable to officers/stockholders                                   -             97
     Accrued liabilities                                                    276            979
                                                                      ---------       --------
          Total Current Liabilities                                       1,413          3,966
                                                                      ---------       --------

OTHER LIABILITIES:
     Long-term portion of obligations under capital leases                    3              5
     Long-term debt                                                         250              -
     Convertible notes                                                        -          1,130
                                                                      ---------       --------
          Total Other Liabilities                                           253          1,135
                                                                      ---------       --------

                         COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 50,000,000 shares
       authorized, 9,714,606 shares issued and outstanding
       at December 31, 2001 and June 30, 2001                                97             97
     Preferred stock, $1.00 par value, $10 liquidation
       value; 4,705,000 shares authorized:
     Additional paid-in capital                                          36,881         36,881
     Deficit                                                            (34,977)       (36,604)
     Treasury stock, at cost; 17,500 shares                                 (51)           (51)
                                                                      ---------       --------
          Total Stockholders' Equity                                      1,950            323
                                                                      ---------       ---------

Total Liabilities and Stockholders' Equity                            $   3,616       $  5,424
                                                                      =========       ========

                      MARK HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (in thousands)


                                                      Six Months Ended    Six Months Ended   Three Months Ended   Three Months Ended
                                                      December 31, 2001   December 31, 2000   December 31, 2001    December 31, 2000
                                                      -----------------   -----------------   -----------------    -----------------

Revenues                                                $     5,447           $     1,443         $     2,155        $    1,244
                                                        -----------           ------------        -----------        ----------

Costs and Expenses:
     Cost of sales                                            3,422                 1,120               1,259               536
     General and administrative expenses                      1,290                 1,136                 665               786
                                                        -----------           ------------        -----------        ----------
          Total Costs and Expenses                            4,712                 2,256               1,924             1,322
                                                        -----------           -----------         -----------        ----------

Operating Income (Loss)                                         735                  (813)                231               (78)
                                                        -----------           -----------         -----------        ----------

Other Income (Expenses):
     Interest income                                             15                     6                   7                 1
     Interest expense                                           (44)                 (109)                 (5)              (57)
                                                        -----------           -----------         -----------        ----------
          Total Other Expenses                                  (29)                 (103)                  2               (56)
                                                        -----------           -----------         -----------        ----------

Income (Loss) from Continuing Operations
  before extraordinary gain                                     706                  (916)                233              (134)

Discontinued Operations:
     Loss from sale of discontinued segment                    (200)                    -                (200)
     Loss from operations of discontinued segment                 -                  (836)                  -              (729)

Extraordinary gain on extinguishment of debt                  1,121                     -                   -                 -
                                                        -----------           -----------         -----------        ----------

Net Income (Loss)                                       $     1,627           $    (1,752)        $        33              (863)
                                                        ===========           ===========         ===========        ==========


Basic Income (Loss) per Share
     Income (loss) per share from continuing
        operations                                      $      0.07           $     (0.13)        $      0.02        $    (0.02)
     Loss from sale of discontinued segment                   (0.02)                    -               (0.02)                -
     Loss from operations of discontinued segment                 -                 (0.11)                  -             (0.10)
     Extraordinary gain on extinguishment of debt              0.12                     -                   -                 -
                                                        -----------           -----------         -------------      ----------
          Income (loss) per share                       $      0.17           $     (0.24)             $ 0.00        $    (0.12)
                                                        ===========           ===========         =============      ==========

Fully Diluted Income (Loss) per Share
     Income (loss) per share from continuing
        operations                                      $      0.07           $     (0.13)        $      0.02       $    (0.02)
     Loss from sale of discontinued segment                   (0.02)                    -               (0.02)               -
     Loss from operations of discontinued segment                 -                 (0.11)                  -            (0.10)
     Extraordinary gain on extinguishment of debt              0.12                     -                   -                -
                                                        -----------           ------------        -----------       ----------
          Income (loss) per share                       $      0.17           $      (0.24)       $      0.00       $    (0.12)
                                                        ===========           ============        ===========       ==========
Weighted Average Number of
     Basic Shares Outstanding                             9,697,106              7,376,913          9,697,106        7,428,399
                                                        ===========           ============        ===========       ==========
Weighted Average Number of
     Fully Diluted Shares Outstanding                     9,697,106              7,376,913          9,697,106        7,428,399
                                                        ===========           ============        ===========       ==========
Dividends Paid                                          $         -           $          -        $         -       $        -
                                                        ===========           ============        ===========       ==========

                      MARK HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)


                                                                                 Six Months Ended   Six Months Ended
                                                                                 December 31, 2001  December 31, 2000
                                                                                 -----------------  -----------------
Cash Flows From Operating Activities:
     Net income (loss)                                                                $ 1,627         $(1,752)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used for) operating activities:
         Depreciation and amortization                                                    144             252
         Allowance for notes receivable                                                   200
         Gain on  extinguishment of debt                                               (1,121)              -
         Deferred tax asset                                                               198              68
         Net Assets of discontinued segment                                                 -             524
         (Increase) decrease in assets:
           Accounts receivable                                                            897             (23)
           Billing in excess of contract revenue recognized                               270               -
           Other current assets                                                           (24)            (17)
           Other assets                                                                     -              (1)
         Increase (decrease) in liabilities:
           Accounts payable                                                            (1,069)             53
           Billings in excess of contract revenue earned                                 (111)              -
           Accrued liabilities                                                           (196)             18
                                                                                      -------         -------
     Net adjustments to reconcile net income (loss) to
       net cash provided by (used for) operating activities                              (812)            874
                                                                                      -------         -------
           Net Cash Provided by (Used for) Operating Activities                           815            (878)
                                                                                      -------         -------

Cash Flows From Investing Activities:
     Acquisition of property and equipment                                                (17)              -
     Repayment of note receivable                                                          42              11
     Note receivable                                                                     (330)              -
     Marketable securities                                                                  -             406
                                                                                      -------         -------
       Net Cash (Used for) Provided by Investing Activities                              (305)            417
                                                                                      -------         -------

Cash Flows From Financing Activities:
     Repayments of long-term debt                                                           -            (402)
     Proceeds from notes payable for equipment and vehicles                                 -             166
     Repayment of convertible debt                                                       (500)              -
     Repayment of notes payable for equipment and vehicles                                (41)           (104)
     Repayment of short term borrowings                                                     -             (31)
     Notes payable officer/ shareholder                                                   (97)             55
     Other                                                                                  -             (56)
                                                                                      -------         -------
       Net Cash Used for Financing Activities                                            (638)           (372)
                                                                                      -------         -------

Net decrease in Cash                                                                     (128)           (833)

Cash and Cash Equivalents at Beginning of Period                                          536           1,138
                                                                                      -------         -------

Cash and Cash Equivalents at End of Period                                            $   408         $   305
                                                                                      =======         =======

                              MARK HOLDINGS, INC. AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    INTERIM FINANCIAL INFORMATION

                  The consolidated balance sheet of the Company as of December 31, 2001, the consolidated statements of operations and cash flows for the six months ended December 31, 2001 and 2000 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which included only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included.

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


Note 3    REORGANIZATION OF LEGAL STRUCTURE

                  On November 4,2001 the Company effected a change in legal structure whereby the Company became a wholly owned subsidiary of a newly formed holding company, Mark Holdings, Inc. Under the terms of the restructure, the outstanding common stock of Mark Solutions, Inc. was automatically converted on a share for share basis into the common stock of the new holding company. The common stock of Mark Holdings, Inc. now trades on the Over The Counter Bulletin Board under the symbol of "MHDG" instead of the common stock of Mark Solutions, Inc. The purpose of the Reorganization was to put the Company in a position to be able to facilitate a merger or business combination. The business operations of the Company has not changed as a result of the Reorganization.

                  The Reorganization was effected pursuant to Section 251 (g) of the Delaware General Corporate Law and did not require stockholder approval. The stockholders of Mark Solutions, Inc. now have the same rights, privileges and interests in Mark Holdings, Inc. as they previously had in Mark Solutions, Inc. immediate prior to the reorganization.

Note 4    CONVERTIBLE NOTES PAYABLE

                  In September 2001, the Company entered into a compromise agreement with the holder of the convertible notes payable in the amount of $1,880,000. Under the terms of the agreement the Company will pay $1,000,000 in full satisfaction of the outstanding indebtedness and accrued interest. The compromise amount is payable in four (4) equal installments of $250,000 due upon the execution of the agreement, November 30, 2001, February 28, 2002 and March 1, 2003. The first two payments were made in September and November 2001. As a result of this transaction the Company realized a gain of $1,121,000 from the extinguishment of debt.

Note 5    INCOME TAXES

                  The Company has a federal net operating loss carry forward of approximately $30,000,000 available to offset future taxable income. Accordingly, as of December 31 2001, the Company was not required to record an income tax provision.

Note 6    NOTES RECEIVABLE

                  At December 31, 2001, Notes Receivable include $330,000 of Convertible Promissory Notes with interest at 8% due in amounts of $100,000, $100,000, $50,000 and $80,000 on July
                  1,2002, August 6,2002, October 1, 2002 and December 10,2002,
                  respectively. These notes are convertible at the option of the Company, prior to maturity, into 1% of the outstanding common stock of the maker.

                  In addition, the Company has recorded a total reserve in the amount of $500,000 to cover the Note Receivable due from MMSI Acquisitions Corp. for the sale of the assets of the MarkCare Medical Systems segment of the Company. (See Legal Proceedings).

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Results of Operations


         Revenues from continuing operations for the six months ended December 31, 2001 increased 277% to $5,447 from $1,443 for the comparable prior period. This increase is attributable to more modular steel cell projects.

         Revenues from continuing operations, for the three months ended December 31, 2001, increased 73% to $2,155 from $1,244 for the comparable prior period. This increase is also attributable to more modular steel cell projects.

         Cost of sales from continuing operations for the six months ended December 31, 2001, consisting of materials, labor and fixed factory overhead expense increased to $3,422 from $1,120 for the comparable prior period. Cost of sales from continuing operations, as a percentage of revenues was 62.8% for the six months ended December 31,2001 compared to 77.6% for the prior comparable period. The decrease in the percentage of cost of sales is attributable to better controls, more efficient purchasing of materials and better utilization of labor. The dollar amount of increase is due to the increase in the number of active projects in the modular steel cell business.

         Cost of sales from continuing operations for the three months ended December 31, 2001, consisting of materials, labor and fixed factory overhead expense increased to $1,259 from $536 for the comparable prior period. Cost of sales, from continuing operations, as a percentage of revenues was 58.4% for the three months ended December 31,2001 compared to 43.1% for the prior comparable period. The dollar amount of increase is due to the increase in the number of active projects in the modular steel cell business.

          General and administrative expenses from continuing operations for the six months ended December 31, 2001 increased to $1,290 from $1,136 for the comparable period primarily due to increased payroll expenses in 2001.

         General and administrative expenses, from continuing operations for the three months ended December 31, 2001, decreased to $665 from $786 for the comparable period primarily due to decreased marketing and amortization expenses in 2001.

         For the six and three months ended December 31, 2001 the loss from sale of discontinued segment in the amount of $200 was the result of increasing the reserve on the note receivable due from MMSI Acquisition Corp. for the sale of the assets of the MarkCare Medical Systems segment.

         The Extraordinary gain on extinguishment of debt in the amount of $1,121 was the result of the compromise agreement entered into by the Company with the holder of the convertible notes payable. As a result of this agreement interest expense for the six and three months ended December 31,2001 decreased from $109 to $44 and $57 to $5, respectively as compared to the same periods in the prior year.


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

         For the six months ended December 31, 2001, we had a positive cash flow from operating activities of $815, which is primarily attributable to the net operating profit for the period. For the six months ended December 31, 2000 operating activities utilized $878 of cash primarily as a result of an operating loss.

         For the six months ended December 31, 2001, we utilized $305 of cash for investing activities primarily for the issuance of notes receivable. For the same period in 2000 we generated cash in the amount of $417, due primarily as a result of the sale of marketable securities.

         For the six months ended December 31, 2001 and 2000, financing activities used $638 and $372 in cash, principally due to the repayment of convertible debt, equipment loans and long-term debt.

         Cash and cash equivalents decreased to $408 at December 31, 2001 from $536 at June 30, 2001 due primarily to the repayment of convertible debt. Working capital increased to $1,801 at December 31, 2001 from $929 at June 30, 2001 primarily due the compromise agreement reached with the holder of convertible notes payable and operating profits for the period.


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

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

     On June 28, 2001, the Company was scheduled to receive the final installment of the payment for the sale of the assets of the MarkCare Medical Systems segment from MMSI Acquisition Corp. ("MMSI"). This final installment was evidenced by a $500,000 promissory note. Prior to the due date of the promissory note, we were advised by MMSI that they were evaluating the value of the net assets transferred and that they might be entitled to an offset against the promissory note for differences in the valuation of the net assets. Under a 30-day standstill agreement, dated July 3, 2001, and extended through September 3, 2001, both parties agreed to take no action until supporting documentation was prepared and furnished. The Company had requested written substantiation of the claims and as of October 22, 2001 had not received such substantiation. As a result, on October 26, 2001 the Company filed a complaint for an accounting, the imposition of a constructive trust and other relief in the Superior Court of New Jersey, Chancery Division, for Essex County. The defendant, MMSI, defaulted in answering the complaint and the Company is now in the process of obtaining a default judgment.


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

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K

         On October 3, 2001 the Company filed a Report on Form 8-K detailing the Compromise Agreement of Outstanding debt.

      On November 4, 2001 the Company filed a Report on Form 8-K detailing the Reorganization of the legal structure of the Company.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Date:     February 11, 2002

                                                   MARK HOLDINGS, INC.


                                                   By:/s/ Carl Coppola
                                                   ----------------------------
                                                   President and
                                                   Chief Executive Officer