Form 10-Q
period 2002-03-31
MARK SOLUTIONS INC
filed 2002-05-06
CIK 807397

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                     -------

                                    FORM 10-Q

(Mark One)

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         March 31, 2002
                                      ----------------

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--------   SECURITIES EXCHANGE ACT OF 1934


For the transition period from                          to
                                  --------------------       ------------------

Commission File Number:                       0-17118
                                 ----------------------------------

                               Mark Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                      01-0564816
             --------                                      ----------
  (State or Other Jurisdiction                           (I.R.S. Employer
         of Incorporation)                                Identification No.)


1135 Clifton Avenue
Clifton,  New Jersey                                   07013
------------------------------------------------------------------------------
(Address of Principal Executive Offices)             (Zip Code)

Registrant's Telephone Number, Including Area Code:   (973) 773-8100
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

Common Stock, $.01 par value: 9,714,606 shares outstanding as of May 3, 2002.

                               MARK HOLDINGS, INC.
                                    Form 10-Q
                                       for
                          Quarter Ended March 31, 2002

                                      Index

                                                                                                                  Page
                                                                                                                  ----

Part I            Financial Information

Item 1.   Financial Statements

              Consolidated Balance Sheets as of
              March 31, 2002 and June 30, 2001................................................................      3

              Consolidated Statements of Operations
               for the Nine and Three Months Ended March 31, 2002 and 2001.....................................     4

              Consolidated Statements of Cash Flows
               for the Nine Months Ended March 31, 2002 and 2001...............................................     5

              Notes to Consolidated Financial Statements.......................................................   6-7

Item 2.      Management's Discussion and Analysis of
               Financial Condition.............................................................................   8-9

Part II       Other Information

Item 1.      Legal Proceedings.................................................................................    10

Item 2       Changes in Securities and Use of Proceeds.........................................................    10

Item 3.      Defaults Upon Senior Securities...................................................................    10

Item 4.      Submission of Matters to a Vote of Security Holders...............................................    10

Item 5.      Other Information.................................................................................    10

Item 6.      Exhibits and Reports on Form 8-K..................................................................    10

Signatures ....................................................................................................    11

                      MARK HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             March 31, 2002    June 30, 2001
                                                           ----------------    --------------
                    ASSETS                                    (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                      $    182         $    536
 Notes receivable                                                    401              613
 Accounts receivable                                               1,709            2,969
 Cost in excess of contract revenue earned                           874              427
 Inventories                                                          25               25
 Deferred tax asset                                                   86              284
 Prepaid expenses                                                    101               41
                                                                --------         --------
   Total Current Assets                                            3,378            4,895
                                                                --------         --------

PROPERTY AND EQUIPMENT, NET:                                         309              485

OTHER ASSETS                                                          36               44
                                                                --------         --------

Total Assets                                                    $  3,723         $  5,424
                                                                ========         ========



                    LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
 Accounts payable                                               $  1,020         $  1,566
 Current portion of long-term debt                                   216              750
 Current portion of obligations under capital leases                  22               74
 Billings in excess of contract revenue earned                         3              500
 Notes payable to officers/stockholders                             --                 97
 Accrued liabilities                                                 404              979
                                                                --------         --------
   Total Current Liabilities                                       1,665            3,966
                                                                --------         --------

OTHER LIABILITIES:
 Long-term portion of obligations under capital leases                23                5
 Convertible notes                                                  --              1,130
                                                                --------         --------
   Total Other Liabilities                                            23            1,135
                                                                --------         --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value, 50,000,000 shares
  authorized, 9,714,606 shares issued and outstanding
  at March 31, 2002 and June 30, 2001                                 97               97
 Preferred stock, $1.00 par value, $10 liquidation
  value; 4,705,000 shares authorized:
 Additional paid-in capital                                       36,881           36,881
 Deficit                                                         (34,892)         (36,604)
 Treasury stock, at cost; 17,500 shares                              (51)             (51)
                                                                --------         --------
   Total Stockholders' Equity                                      2,035              323
                                                                --------         --------

Total Liabilities and Stockholders' Equity                      $  3,723         $  5,424
                                                                ========         ========

                      MARK HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (in thousands)

                                                     Nine Months Ended   Nine Months Ended   Three Months Ended  Three Months Ended
                                                      March 31, 2002       March 31, 2001      March 31, 2002      March 31, 2001
                                                     -----------------   -----------------   ------------------  ------------------

Revenues                                                $     9,626        $     4,356         $     4,179         $     2,913
                                                        -----------        -----------         -----------         -----------

Costs and Expenses:
 Cost of sales                                                6,783              2,928               3,361               1,808
 General and administrative expenses                          1,986              1,644                 696                 508
                                                        -----------        -----------         -----------         -----------
Total Costs and Expenses                                      8,769              4,572               4,057               2,316
                                                        -----------        -----------         -----------         -----------

Operating Income (Loss)                                         857               (216)                122                 597
                                                        -----------        -----------         -----------         -----------

Other Income (Expenses):
 Interest income                                                 22                 14                   7                   8
 Interest expense                                               (51)              (249)                 (7)               (140)
                                                        -----------        -----------         -----------         -----------
Total Other Expenses                                            (29)              (235)               --                  (132)
                                                        -----------        -----------         -----------         -----------

Income (Loss) from Continuing Operations
  before extraordinary gain                                     828               (451)                122                 465

Discontinued Operations:
 Loss from sale of discontinued segment                        (237)             2,204                 (37)              2,204
 Loss from operations of discontinued segment                  --               (1,499)               --                  (663)

 Extraordinary gain on extinguishment of debt                 1,121               --                  --                  --
                                                        -----------        -----------         -----------         -----------

Net Income (Loss)                                       $     1,712        $       254         $        85         $     2,006
                                                        ===========        ===========         ===========         ===========


Basic Income (Loss) per Share
 Income (loss) per share from continuing operations     $      0.09        $     (0.06)        $      0.01         $      0.06
 (Loss) income from sale of discontinued segment              (0.02)              0.28                --                  0.27
 Loss from operations of discontinued segment                  --                (0.19)               --                 (0.08)
 Extraordinary gain on extinguishment of debt                  0.12               --                  --                  --
                                                        -----------        -----------         -----------         -----------
  Income (loss) per share                               $      0.18        $      0.03         $      0.01         $      0.25
                                                        ===========        ===========         ===========         ===========

Fully Diluted Income (Loss) per Share
 Income (loss) per share from continuing operations     $      0.09        $     (0.07)        $      0.01         $      0.06
 (Loss) income from sale of discontinued segment              (0.02)              0.28                --                  0.27
 Loss from operations of discontinued segment                  --                (0.19)               --                 (0.08)
 Extraordinary gain on extinguishment of debt                  0.12               --                  --                  --
                                                        -----------        -----------         -----------         -----------
  Income (loss) per share                               $      0.18        $      0.03         $      0.01         $      0.25
                                                        ===========        ===========         ===========         ===========

Weighted Average Number of
  Basic Shares Outstanding                                9,697,106          7,865,630           9,697,106           8,029,695
                                                        ===========        ===========         ===========         ===========

Weighted Average Number of
  Fully Diluted Shares Outstanding                        9,697,106          7,865,630           9,697,106           8,029,595
                                                        ===========        ===========         ===========         ===========

Dividends Paid                                          $      --          $      --           $      --           $      --
                                                        ===========        ===========         ===========         ===========

                      MARK HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)


                                                             Nine Months Ended     Nine Months Ended
                                                               March 31, 2002        March 31, 2001
                                                             -----------------     -----------------

Cash Flows From Operating Activities:
 Net income                                                        $ 1,712             $   254
 Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
   Depreciation and amortization                                       222                 461
   Allowance for notes receivable                                      200                --
   Gain on  extinguishment of debt                                  (1,121)               --
   Gain on  sale of discontinued segment                              --                (2,204)
 Deferred tax asset                                                    198                 222
 Adjustment of net assets of business acquired                        --                    35
 Net Assets of discontinued segment                                   --                   278
 (Increase) decrease in assets:
  Accounts receivable                                                1,260              (1,566)
  Billing in excess of contract revenue recognized                   (447)               --
  Other current assets                                                (60)                (12)
  Other assets                                                          8                --
 Increase (decrease) in liabilities:
  Accounts payable                                                   (546)                330
  Billings in excess of contract revenue earned                      (497)               --
  Accrued liabilities                                                 (68)                127
                                                                  -------             -------
Net adjustments to reconcile net income to
 net cash (used for) operating activities                            (851)             (2,329)
                                                                  -------             -------
  Net Cash Provided by (Used for) Operating Activities                861              (2,075)
                                                                  -------             -------

Cash Flows From Investing Activities:
 Acquisition of property and equipment                                (46)                (84)
 Repayment of note receivable                                          42                  81
 Note receivable                                                     (330)               --
 Proceeds from sale of discontined segment                           --                 1,177
 Marketable securities                                               --                   406
                                                                  -------             -------
  Net Cash (Used for) Provided by Investing Activities               (334)              1,580
                                                                  -------             -------

Cash Flows From Financing Activities:
 Proceeds from notes payable for equipment and vehicles                27                --
 Repayment of convertible debt                                       (750)               --
 Repayment of notes payable for equipment and vehicles                (61)               (438)
 Repayment of short term borrowings                                  --                  (250)
 Notes payable officer/ shareholder                                   (97)                137
 Other                                                               --                   (59)
                                                                  -------             -------
  Net Cash (Used for) Financing Activities                           (881)               (610)
                                                                  -------             -------

Net decrease in Cash                                                 (354)             (1,105)

Cash and Cash Equivalents at Beginning of Period                      536               1,138
                                                                  -------             -------

Cash and Cash Equivalents at End of Period                        $   182             $    33
                                                                  =======             =======

                              MARK HOLDINGS, INC. AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    INTERIM FINANCIAL INFORMATION

                  The consolidated balance sheet of the Company as of March 31, 2002, the consolidated statements of operations and cash flows for the nine months ended March 31, 2002 and 2001 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which included only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included.

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

                  The Reorganization was effected pursuant to Section 251 (g) of the Delaware General Corporate Law and did not require stockholder approval. The stockholders of Mark Solutions, Inc. now have the same rights, privileges and interests in Mark Holdings, Inc. as they previously had in Mark Solutions, Inc. immediately prior to the reorganization.

Note 4    CONVERTIBLE NOTES PAYABLE

                  In September 2001, the Company entered into a compromise agreement with the holder of the convertible notes payable in the amount of $1,880,000. Under the terms of the agreement the Company will pay $1,000,000 in full satisfaction of the outstanding indebtedness and accrued interest. The compromise amount is payable in four (4) equal installments of $250,000 due upon the execution of the agreement, November 30, 2001, February 28, 2002 and March 1, 2003. The first three payments were made in September, November 2001 and February 2002. As a result of this transaction the Company realized a gain of $1,121,000 from the extinguishment of debt.

Note 5    INCOME TAXES

                  The Company has a federal net operating loss carry forward of approximately $30,000,000 available to offset future taxable income. Accordingly, as of March 31 2002, the Company was not required to record an income tax provision.

Note 6    NOTES RECEIVABLE

                  At March 31, 2002, Notes Receivable include $330,000 of Convertible Promissory Notes with interest at 8% due in amounts of $100,000, $100,000, $50,000 and $80,000 on July 1,
                  2002, August 6, 2002, October 1, 2002 and December 10, 2002,
                  respectively. These notes are convertible at the option of the Company, prior to maturity, into 1% of the outstanding common stock of the maker.

                  In addition, the Company has recorded a total reserve in the amount of $500,000 to cover the Note Receivable due from MMSI Acquisitions Corp. for the sale of the assets of the MarkCare Medical Systems segment of the Company. (See Legal Proceedings).

Note 7   PROPOSED SALE OF ASSETS

                  In February 2002 the Company entered into a non-binding agreement to sell substantially all of the net assets of Mark Correctional Systems ("Mark Correctional"), our modular steel cell division, to Rite-Way of New Jersey, a corporation owned by the Company's Executive Vice President. Consideration will consist of $2,500,000 based on an estimated book value of the assets. Any shortfall in the value of the assets will be adjusted at closing. Payment shall consist of $500,000 cash at closing and the balance of $2,000,000 payable in 36 equal monthly installments evidenced by a secured promissory note bearing interest at 8% per annum. The Company will also receive cash on hand and/ or a short-term promissory note for a total of an additional $1,000,000. Completion of the sale is dependent upon shareholder approval.

                  The carrying value of the net assets of the Correctional division at March 31, 2002 consists of the following:

                       Cash                                           $    125
                       Accounts Receivable                               1,709
                       Costs in excess of contract revenue earned          874
                       Inventories                                          25
                       Prepaid expenses                                     32
                       Property and equipment, net                         279
                       Other assets                                         36
                       Accounts payable                                   (890)
                       Obligations under capital leases                    (22)
                       Billings in excess of contract revenues earned       (3)
                       Accrued liabilities                                (118)
                       Long-term debt                                      (23)
                                                                       -------
                                                                       $ 2,024
                                                                       =======

                  The Company's revenues and cost of sales and a substantial portion of its general and administrative expenses were generated by the modular steel jail cell division.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Results of Operations

         Revenues from continuing operations for the nine months ended March 31, 2002 increased 121% to $9,626 from $4,356 for the comparable prior period. This increase is attributable to more modular steel cell projects.

         Revenues from continuing operations, for the three months ended March 31, 2002, increased 43% to $4,179 from $2,913 for the comparable prior period. This increase is also attributable to more modular steel cell projects.

         Cost of sales from continuing operations for the nine months ended March 31, 2002, consisting of materials, labor and fixed factory overhead expense increased to $6,783 from $2,928 for the comparable prior period. Cost of sales from continuing operations, as a percentage of revenues was 70.5% for the nine months ended March 31,2002 compared to 67.2% for the prior comparable period. The increase in the percentage of cost of sales is attributable to additional labor incurred on the major project that was in process in March 2002. The dollar amount of increase is due to the increase in the number of active projects in the modular steel cell business.

         Cost of sales from continuing operations for the three months ended March 31, 2002, consisting of materials, labor and fixed factory overhead expense increased to $3,361 from $1,808 for the comparable prior period. Cost of sales, from continuing operations, as a percentage of revenues was 80.4% for the three months ended March 31,2002 compared to 62.1% for the prior comparable period. The dollar amount of increase is due to the increase in the number of active projects in the modular steel cell business. The increase in the percentage of cost of sales is attributable to additional labor incurred on the major project that was in process in March 2002.

          General and administrative expenses from continuing operations for the nine months ended March 31, 2002 increased to $1,986 from $1,644 for the comparable period primarily due to increased payroll expenses and employee benefits in 2002.

         General and administrative expenses, from continuing operations for the three months ended March 31, 2002, increased to $696 from $508 for the comparable period primarily due to increased payroll expenses and employee benefits in 2002.

         For the nine and three months ended March 31, 2002 the loss from sale of the discontinued segment in the amount of $237 was the result of increasing the reserve on the note receivable due from MMSI Acquisition Corp. for the sale of the assets of the MarkCare Medical Systems segment of $200, and $37 for the assumption of a liability which MMSI defaulted in paying. .

         The extraordinary gain on extinguishment of debt in the amount of $1,121 was the result of the compromise agreement entered into by the Company with the holder of the convertible notes payable. As a result of this agreement interest expense for the nine and three months ended March 31,2002 decreased from $249 to $51 and $140 to $7, respectively as compared to the same periods in the prior year.


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

         For the nine months ended March 31, 2002, we had a positive cash flow from operating activities of $861, which is primarily attributable to the net operating profit for the period. For the nine months ended March 31, 2001 operating activities utilized $2,075 of cash primarily as a result of the sale of MarkCare.

         For the nine months ended March 31, 2002, we utilized $334 of cash for investing activities primarily for the issuance of notes receivable. For the same period in 2001 we generated cash in the amount of $1,580, due primarily as a result of the proceeds from the sale of MarkCare and the sale of marketable securities.

         For the nine months ended March 31, 2002 and 2001, financing activities used $881 and $610 in cash, principally due to the repayment of convertible debt, equipment loans and long-term debt.

         Cash and cash equivalents decreased to $182 at March 31, 2002 from $536 at June 30, 2001 due primarily to the repayment of convertible debt. Working capital increased to $1,713 at March 31, 2002 from $929 at June 30, 2001 primarily due the compromise agreement reached with the holder of convertible notes payable and operating profits for the period.

         Since March 30, 2001, our business has consisted solely of the manufacture and distribution of modular steel jail cells through our Mark Correctional Systems division. In view of the lack of any consistent substantial growth in revenue and the fact that there has recently been an overall slowdown in the construction of correctional projects our Board of Directors concluded that it is in the best interests of the Company and its shareholders to dispose of the jail cell manufacturing business and seek to acquire a new business or merge with another business.

         The decision of the Board to sell the jail cell business is based on a number of factors. We first commenced full scale manufacturing of jail cells in 1989. Since that time, we have not achieved any real consistency in sales growth. Sales have fluctuated widely, and for most years, there has only been limited profitability at best. Further, many of the larger correctional construction projects have required the posting of performance bonds, which are costly. Because of the lack of sufficient capital, we have been limited in the number of jobs we were able to bid on at any one time.

         As a result of the foregoing factors, our Board concluded that the business as presently constituted will not enjoy and real future growth or consistent profitability and that as such will not result in any significant appreciation of our stockholders' investment in the Company.

         In February 2002 the Company entered into a non-binding agreement to sell substantially all of the net assets of Mark Correctional Systems ("Mark Correctional"), our modular steel cell division, to Rite-Way of New Jersey, a corporation owned by the Company's Executive Vice President. Consideration will consist of $2,500,000 based on an estimated book value of the assets. Any shortfall in the value of the assets will be adjusted at closing. Payment shall consist of $500,000 cash at Closing and the balance of $2,000,000 payable in 36 equal monthly installments evidenced by a secured promissory note bearing interest at 8% per annum. The Company will also receive cash on hand and/or a short-term promissory note for a total of an additional $1,000,000. Completion of the sale is dependent upon shareholder approval.

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

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

     On June 28, 2001, the Company was scheduled to receive the final installment of the payment for the sale of the assets of the MarkCare Medical Systems segment from MMSI Acquisition Corp. ("MMSI"). This final installment was evidenced by a $500,000 promissory note. Prior to the due date of the promissory note, we were advised by MMSI that they were evaluating the value of the net assets transferred and that they might be entitled to an offset against the promissory note for differences in the valuation of the net assets. Under a 30-day standstill agreement, dated July 3, 2001, and extended through September 3, 2001, both parties agreed to take no action until supporting documentation was prepared and furnished. The Company had requested written substantiation of the claims and as of October 22, 2001 had not received such substantiation. As a result, on October 26, 2001 the Company filed a complaint for an accounting, the imposition of a constructive trust and other relief in the Superior Court of New Jersey, Chancery Division, for Essex County. The defendant, MMSI, defaulted in answering the complaint and the Company has obtained, on February 26,2002, a final judgment against MMSI and MediSolution, Ltd., the parent company, under its corporate guarantee. MMSI has filed a motion to vacate the default judgment. A hearing on this motion is currently pending.

Item 2.  Changes In Securities and Use Of Proceeds

          None.

Item 3.  Defaults Upon Senior Securities

       None.

Item 4.  Submission of Matters to a Vote of Security Holders

       None.

Item 5.  Other Information

      On April 5, 2002, the Company filed a preliminary Notice of Annual Meeting and Proxy Statement with the Securities and Exchange Commission (the "Commission"). The Commission Staff is currently reviewing the preliminary Proxy Statement for possible comments. Once the preliminary Proxy Statement receives approval from the Staff, the Notice of Annual Meeting and Proxy Statement will be transmitted to shareholders.

      The purpose of the proposed Meeting is to ask shareholders to consider and vote upon the following proposals: (i) the sale of the assets of Mark Correctional Systems, a division of Mark Solutions, Inc. This division manufactures modular steel jail cells; (ii) approval of an amendment to the Certificate of Incorporation increasing the authorized capital stock from 50,000,000 shares to 100,000,000 shares; (iii) the election of directors to serve until the next annual meeting; (iv) ratification of the appointment of the Company's auditors for the year ended June 30, 2002.

      With respect to the sale of the Mark Correctional Systems' assets, the Board of Directors has approved the sale subject to shareholder approval. If shareholders approve the sale at the proposed annual meeting then the Company will cease to be an operating company. Thereafter, management intends to acquire a new business or merge with another operating company.

Item 6.  Exhibits and Reports on Form 8-K

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Date:     May 3, 2002

                                             MARK HOLDINGS, INC.
                                             By:/s/ Carl Coppola
                                               -------------------------
                                             President and
                                             Chief Executive Officer