Form 10-Q/A
period 2001-03-31
MARK SOLUTIONS INC
filed 2002-08-02
CIK 807397

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     -------


                                   FORM 10-QA


(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001
                                     ---------

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--------   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               --------------    ---------------------

Commission File Number:                       0-17118
                                 ----------------------------------

                              Mark Solutions, Inc.
------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                     11-2864481
-----------------------------------               -----------------------
  (State or Other Jurisdiction                         (I.R.S. Employer
    of Incorporation)                                 Identification No.)

1135 Clifton Avenue
Clifton, New Jersey                                     07013
-----------------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code:            (973) 773-8100
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

                              MARK SOLUTIONS, INC.
                                   Form 10-QA
                                       for
                          Quarter Ended March 31, 2001


                                      Index


Part I.  Financial Information                                   Page No.

Item 1. Financial Statements

         Consolidated Balance Sheets as of
         March 31, 2001 and June 30, 2000   . . . . . . . . . . . 3

         Consolidated Statements of Operations
         for the Nine and Three Months Ended
         March 31, 2001 and 2000  . . . . . . . . . . . . . . . . 4

         Consolidated Statements of Cash Flows
         for the Nine Months Ended March 31,
         2001 and 2000  . . . . . . . . . . . . . . . . . . . . . 5



Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations. . . . . . 6-8


Part II.  Other Information

Item 2. Changes in Securities and Use of Proceeds. . . . . . . .  9

Item 5. Other Information               . . . . . . . . . . . . . 9

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 9

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

                     Mark Solutions, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                 (in thousands)

               ASSETS                                                        March 31, 2001     June 30, 2000
                                                                             ---------------     ---------
                                                                               (Unaudited)
Current Assets:
 Cash and cash equivalents                                                       $     33         $  1,138
 Marketable securities                                                                 --              406
 Notes receivable                                                                   1,120              225
 Accounts receivable                                                                2,830            1,647
 Inventories                                                                           60               60
 Deferred tax asset                                                                   284              506
Net assets of discontinued segment                                                     --              227
 Prepaid expenses                                                                      34               22
                                                                                 --------         --------
   Total Current Assets                                                             4,361            4,231
                                                                                 --------         --------

Property and equipment, net                                                           571              790

Other Assets:
 Cost in excess of net assets
    of business acquired less accumulated amortization
    of $857 at June 30, 2000                                                           --              193
 Other assets                                                                          90               90
                                                                                 --------         --------
  Total Other Assets                                                                   90              283
                                                                                 --------         --------

Total Assets                                                                     $  5,022         $  5,304
                                                                                 ========         ========


Current Liabilities:
Accounts payable                                                                 $  2,117         $  1,787
Short term borrowings                                                                  --              250
Current maturities of long-term debt                                                   --              402
Current portion of obligations under capital leases                                    61               94
Notes payable to officers/stockholders                                                237              100
Accrued liabilities                                                                   327              192
                                                                                 --------         --------
   Total Current Liabilities                                                        2,742            2,825

Other Liabilities:
Long-term portion of obligations under capital leases                                  70               73
Convertible notes                                                                   1,900            2,000
                                                                                 --------         --------
   Total Other Liabilities                                                          1,970            2,073

Commitments and Contingencies                                                          --               --

Stockholders' Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 9,285,686 and
 7,142,373 shares issued and outstanding at March 31, 2001 and June 30,
 2000, respectively                                                                    90               71
Preferred stock, $1.00 par value, $10 liquidation
  value; 5,000,000 shares authorized:
      Series D; authorized and issued 20,000 shares;
          20,000 shares outstanding at June 30, 2000                                   --               20
Additional paid-in capital                                                         36,713           36,671
Deficit                                                                           (36,442)         (36,305)
Accumulated other comprehensive income                                                 --               --
Treasury stock, at cost; 17,500 shares                                                (51)             (51)
                                                                                 --------         --------
   Total Stockholders' Equity                                                         310              406
                                                                                 --------         --------


Total Liabilities and Stockholders' Equity                                       $  5,022         $  5,304
                                                                                 ========         ========

                     Mark Solutions, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                 (in thousands)



                                                              Nine Months     Nine Months    Three Months    Three Months
                                                                Ended           Ended            Ended         Ended
                                                              March 31,       March 31,        March 31,      March 31,
                                                                 2001           2000             2001           2000
                                                             -----------     -----------     -----------     -----------
                                                             (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Revenues                                                     $     4,356     $    10,309     $     2,913     $     3,059
                                                             -----------     -----------     -----------     -----------

Costs and Expenses:
Cost of sales                                                      2,928           8,364           1,808           3,705
General, and administrative expenses                               1,145           1,147             408             637
Marketing costs                                                      319             485              36             (47)
Software costs                                                        --              --              --              --
Amortization expense                                                 158             157              53              52
Litigation settlement                                                 --             275              --              --
Consulting fees                                                       22              --              11            (161)

                                                             -----------     -----------     -----------     -----------
Total Costs and Expenses                                           4,572          10,428           2,316           4,186
                                                             -----------     -----------     -----------     -----------

Operating Loss                                                      (216)           (119)            597          (1,127)
                                                             -----------     -----------     -----------     -----------

Other Income (Expenses):
Interest income                                                       14              75               8              66
Interest expense                                                    (249)           (160)           (140)            (45)
Other                                                                 --             109              --             105
                                                             -----------     -----------     -----------     -----------
Total Other Expenses                                                (235)             24            (132)            126
                                                             -----------     -----------     -----------     -----------
                                                                    (451)            (95)            465          (1,001)
Income tax benefit                                                   180              --             180              --
                                                             -----------     -----------     -----------     -----------
Income (Loss) from Continuing Operations                            (271)            (95)            645          (1,001)
Discontinued Operations:
Income from sale of discontinued segment, net of
   income tax provision of $920,$0,$740,$0, respectively             928              --             928              --
(Loss) income from operations of discontinued
   segment, net of income tax benefit of $740,$0,$740,$0,           (794)         (1,655)             42            (933)
   respectively
                                                             -----------     -----------     -----------     -----------

Net Income (Loss)                                            $      (137)    $    (1,750)    $     1,615     $    (1,934)
                                                             ===========     ===========     ===========     ===========


Basic Income (Loss) per Share
Income (loss) per share from continuing operations           $     (0.04)    $     (0.02)    $      0.08     $     (0.16)
Income from sale of discontinued segment                            0.12              --            0.12              --
Loss from operations of discontinued segment                       (0.10)          (0.28)             --           (0.15)
                                                             -----------     -----------     -----------     -----------
Income (loss) per share                                      $     (0.02)    $     (0.30)    $      0.20     $     (0.31)
                                                             ===========     ===========     ===========     ===========

Fully Diluted Income (Loss) per Share
Income (loss) per share from continuing operations           $     (0.04)    $     (0.02)    $      0.08     $     (0.16)
Income from sale of discontinued segment                            0.12              --            0.12              --
Loss from operations of discontinued segment                       (0.10)          (0.28)             --           (0.15)
                                                             -----------     -----------     -----------     -----------
Income (loss) per share                                      $     (0.02)    $     (0.30)    $      0.20     $     (0.31)
                                                             ===========     ===========     ===========     ===========

Weighted Average Number of
     Basic Shares Outstanding                                  7,865,630       5,835,964       8,029,595       6,307,144
                                                             ===========     ===========     ===========     ===========

Weighted Average Number of
     Fully Diluted Shares Outstanding                          7,865,630       5,835,964       8,029,595       6,307,144
                                                             ===========     ===========     ===========     ===========

Dividends Paid                                               $        --     $        --     $        --     $        --
                                                             ===========     ===========     ===========     ===========


                     Mark Solutions, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)



                                                        Nine Months Ended    Nine Months Ended
                                                          March 31, 2001      March 31, 2000
                                                          --------------     --------------
                                                               (Unaudited)    (Unaudited)
Cash Flows From Operating Activities:
Net income (loss)                                             $  (137)          $(1,750)
Adjustments to reconcile net loss to net cash
 provided by (used for) operating activities:
   Depreciation and amortization                                  461               454
   Securities issued for services                                  --               235
   Securities issued for litigation settlement                     --               250
Deferred tax asset                                                222               452
Adjustment of net assets of business acquired                      35                --
Gain on sale of discontinued segment                           (1,848)               --
Net Assets of discontinued segment                                (78)               --
   (Increase) decrease in assets:
Accounts receivable                                            (1,183)              391
Inventory                                                          --                --
Billing in excess of contract revenue recognized                   --               554
Other current assets                                              (12)               32
Other assets                                                       --               (11)
Increase (decrease) in liabilities:
Accounts payable                                                  330              (840)
Due to related parties                                             --              (143)
Deferred revenue                                                   --              (656)
Litigation settlement payable                                      --               (50)
Accrued liabilities                                               135               (86)
                                                                                -------
Net adjustments to reconcile net loss to
                                                              -------           -------
net cash provided by (used for) operating activities           (1,938)              582
                                                              -------           -------
Net Cash (Used for) Operating Activities                       (2,075)           (1,168)
                                                              -------           -------

Cash Flows From Investing Activities:
Acquisition of property and equipment                             (84)             (478)
Repayment of note receivable                                       81                25
Proceeds from sale of discontinued segment                      1,177                --
Marketable securities                                             406                --
                                                              -------           -------
Net Cash Provided by (Used for) Investing Activities            1,580              (453)
                                                              -------           -------

Cash Flows From Financing Activities:
Proceeds from sale of stock                                        --               260
Proceeds from warrant conversions                               1,024
Increase in short term borrowings                                  --
Repayment of short term borrowings                               (250)
Repayment of equipment loans                                     (438)             (227)
Proceeds from notes payable officer                               137                --
Repayment of notes payable officer                                 --              (175)
Proceeds from convertible debentures                               --               950
Other                                                             (59)               (6)
                                                              -------           -------
Net Cash Provided by (Used for) Financing Activities             (610)            1,826
                                                              -------           -------

Net increase (decrease) in Cash                                (1,105)              205

Cash and Cash Equivalents at Beginning of Period                1,138               298
                                                              -------           -------

Cash and Cash Equivalents at End of Period                    $    33           $   503
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


         As of March 30, 2001, the Company consummated a transaction involving sale of assets by its majority owned subsidiary Mark Technical, Inc., formerly known as MarkCare Medical Systems, Inc., herein "Mark Technical", to MMSI Acquisition Corp. ("MMSI"), a newly established wholly owned subsidiary of MediSolution Ltd. ("MediSolution"), a Canadian based company engaged in offering information systems to the health care industry.


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

         The total purchase price negotiated by the parties was One Million Six Hundred Eighty-two Thousand Six Hundred Thirty-three Dollars ($1,682,633), subject to certain closing adjustments. Prior to the closing, Mark Technical had received from MMSI a $500,000 advance. At closing, Mark Technical received $476,210 after adjustments. The balance of $500,000 is due within ninety (90) days of closing as evidenced by a promissory note guaranteed by MediSolution. Additionally, MarkCare received 200,000 five-year warrants to purchase the Common Stock of MediSolution at an exercise price of $2.40 (CDN) a share. MediSolution Common Stock is traded on the Toronto Stock Exchange. As additional compensation, Mark Technical is also to receive ten percent (10%) of software license revenues received by MMSI from certain projects for a period of one year from closing.

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

         For the nine months ended March 31, 2001, Mark had negative cash flow from operating activities of $2,075,000, which includes the gain on sale of the discontinued segment of $1,848,000 as compared to the negative cash flow for the nine months ended March 31, 2000 of $1,168,000.


         For the nine months ended March 31, 2001, financing activities used $610,000 in cash, principally due to the repayment of short-term borrowings and equipment loans.


         Cash and cash equivalents decreased to $33,000 at March 31, 2001 from $1,138,000 at June 30, 2000 due primarily to a loss from operations, and repayment of notes receivable, short-term borrowings and equipment loans. Working capital increased to $1,627,000 at March 31, 2001 from a surplus of $1,406,000 at June 30, 2000 primarily due to an increase in accounts receivable and notes receivable.



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

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes In Securities and Use Of Proceeds
          None.

Item 5.  Other Information


         This Form 10-QA amends the Form 10-Q originally filed with the Commission on May 21, 2001. The original filing reflected income from the sale of the discontinued segment of $2,204,000. However, in view of certain adjustments originally recorded in the quarter ended June 30, 2001,which should have been recorded in the quarter ending March 31, 2001, the income from the sale should have been reflected as $1,848,000. In addition, the original Form 10-Q reflected a loss from the operations of the discontinued segment of $1,499,000. However, in view of subsequent adjustments to the net assets disposed of on March 30,2001, the loss from the operations of the discontinued segment should have been $$1,534,000.As a result of the forgoing adjustments, net income was reduced to $137,000 from $254,000.



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



Date:     July 26, 2002



                                                    MARK SOLUTIONS INC.
                                                    By: /s/ Carl Coppola
                                                    -------------------------
                                                    President and
                                                    Chief Executive Officer