Form 10-Q/A
period 2002-03-31
MARK SOLUTIONS INC
filed 2002-08-02
CIK 807397

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------


                                   FORM 10-QA


(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    March 31, 2002
                                  ----------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:               0-17118
                                  ----------------

                               Mark Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                      01-0564816
----------------------------------            ----------------------------------
  (State or Other Jurisdiction                       (I.R.S. Employer
        of Incorporation)                            Identification No.)


1135 Clifton Avenue
Clifton,  New Jersey                                                   07013
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's Telephone Number, Including Area Code:       (973) 773-8100
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

                               MARK HOLDINGS, INC.

                                   Form 10-QA

                                       for
                          Quarter Ended March 31, 2002

                                      Index


Part I       Financial Information                                                                               Page

Item 1.      Financial Statements

             Consolidated Balance Sheets as of
               March 31, 2002 and June 30, 2001................................................................     3

             Consolidated Statements of Operations
               for the Nine and Three Months Ended March 31, 2002 and 2001.....................................     4

             Consolidated Statements of Cash Flows
               for the Nine Months Ended March 31, 2002 and 2001...............................................     5

             Notes to Consolidated Financial Statements........................................................   6-7

Item 2.      Management's Discussion and Analysis of
               Financial Condition.............................................................................   8-9

Part II       Other Information

Item 1.      Legal Proceedings.................................................................................    10

Item 2       Changes in Securities and Use of Proceeds.........................................................    10

Item 3.      Defaults Upon Senior Securities...................................................................    10

Item 4.      Submission of Matters to a Vote of Security Holders...............................................    10

Item 5.      Other Information................................................................................. 10-11

Item 6.      Exhibits and Reports on Form 8-K..................................................................    11

Signatures.....................................................................................................    12

                      MARK HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                         March 31, 2002       June 30, 2001
                                                                                         ---------------     ---------------
                    ASSETS                                                                (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                                                            $           182     $           536
    Notes receivable                                                                                 401                 613
    Accounts receivable                                                                            1,709               2,969
    Cost in excess of contract revenue earned                                                        874                 427
    Inventories                                                                                       25                  25
    Deferred tax asset                                                                                86                 284
    Prepaid expenses                                                                                 101                  41
                                                                                         ---------------     ---------------
      Total Current Assets                                                                         3,378               4,895
                                                                                         ---------------     ---------------

PROPERTY AND EQUIPMENT, NET:                                                                         309                 485

OTHER ASSETS                                                                                          36                  44
                                                                                         ---------------     ---------------

Total Assets                                                                             $         3,723     $         5,424
                                                                                         ===============     ===============


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                     $         1,020     $         1,566
    Current portion of long-term debt                                                                216                 750
    Current portion of obligations under capital leases                                               22                  74
    Billings in excess of contract revenue earned                                                      3                 500
    Notes payable to officers/stockholders                                                          --                    97
    Accrued liabilities                                                                              404                 979
                                                                                         ---------------     ---------------
       Total Current Liabilities                                                                   1,665               3,966
                                                                                         ---------------     ---------------

OTHER LIABILITIES:
    Long-term portion of obligations under capital leases                                             23                   5
    Convertible notes                                                                               --                 1,130
                                                                                         ---------------     ---------------
       Total Other Liabilities                                                                        23               1,135
                                                                                         ---------------     ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, 50,000,000 shares
      authorized, 9,714,606 shares issued and outstanding
      at March 31, 2002 and June 30, 2001                                                             97                  97
    Preferred stock, $1.00 par value, $10 liquidation
      value; 4,705,000 shares authorized:
    Additional paid-in capital                                                                    36,881              36,881
    Deficit                                                                                      (34,892)            (36,604)
    Treasury stock, at cost; 17,500 shares                                                           (51)                (51)
                                                                                         ---------------     ---------------
       Total Stockholders' Equity                                                                  2,035                 323
                                                                                         ---------------     ---------------

Total Liabilities and Stockholders' Equity                                               $         3,723     $         5,424
                                                                                         ===============     ===============

                      MARK HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)


                                                       Nine Months Ended   Nine Months Ended  Three Months Ended  Three Months Ended
                                                        March 31, 2002      March 31, 2001      March 31, 2002      March 31, 2001
                                                        ---------------     ---------------     ---------------     ---------------

Revenues                                                $         9,626     $         4,356     $         4,179     $         2,913
                                                        ---------------     ---------------     ---------------     ---------------

Costs and Expenses:
     Cost of sales                                                6,783               2,928               3,361               1,808
     General and administrative expenses                          1,986               1,644                 696                 508
                                                        ---------------     ---------------     ---------------     ---------------
          Total Costs and Expenses                                8,769               4,572               4,057               2,316
                                                        ---------------     ---------------     ---------------     ---------------

Operating Income (Loss)                                             857                (216)                122                 597
                                                        ---------------     ---------------     ---------------     ---------------

Other Income (Expenses):
     Interest income                                                 22                  14                   7                   8
     Interest expense                                               (51)               (249)                 (7)               (140)
                                                        ---------------     ---------------     ---------------     ---------------
          Total Other Expenses                                      (29)               (235)               --                  (132)
                                                        ---------------     ---------------     ---------------     ---------------
                                                                    828                (451)                122                 465
Income tax benefit                                                 --                   180                --                   180
                                                        ---------------     ---------------     ---------------     ---------------
Income (Loss) from Continuing Operations
  before extraordinary gain                                         828                (271)                122                 645

Discontinued Operations:
     (Loss) income from sale of discontinued
         segment, net of income tax provision of
         $0, $920, $0, $740, respectively                          (237)                928                 (37)                928
     (Loss) income from operations of discontinued
         segment, net of income tax benefit of $0,
         $740, $0, $740, respectively                              --                  (794)               --                    42

Extraordinary gain on extinguishment of debt                      1,121                --                  --                  --
                                                        ---------------     ---------------     ---------------     ---------------

Net Income (Loss)                                       $         1,712     $          (137)    $            85     $         1,615
                                                        ===============     ===============     ===============     ===============

Basic Income (Loss) per Share
     Income (loss) per share from continuing
          operations                                    $          0.09     $         (0.06)    $          0.01     $          0.08
     (Loss) income from sale of discontinued segment              (0.02)               0.12                --                  0.12
     Loss from operations of discontinued segment                  --                 (0.10)               --                  --
     Extraordinary gain on extinguishment of debt                  0.12                --                  --                  --
                                                        ---------------     ---------------     ---------------     ---------------
          Income (loss) per share                       $          0.18     $         (0.02)    $          0.01     $          0.20
                                                        ===============     ===============     ===============     ===============

Fully Diluted Income (Loss) per Share
     Income (loss) per share from continuing
          operations                                    $          0.09     $         (0.07)    $          0.01     $          0.08
     (Loss) income from sale of discontinued segment              (0.02)               0.12                --                  0.12
     Loss from operations of discontinued segment                  --                 (0.10)               --                  --
     Extraordinary gain on extinguishment of debt                  0.12                --                  --                  --
                                                        ---------------     ---------------     ---------------     ---------------
          Income (loss) per share                       $          0.18     $         (0.02)    $          0.01     $          0.20
                                                        ===============     ===============     ===============     ===============

Weighted Average Number of
     Basic Shares Outstanding                                 9,697,106           7,865,630           9,697,106           8,029,695
                                                        ===============     ===============     ===============     ===============

Weighted Average Number of
     Fully Diluted Shares Outstanding                         9,697,106           7,865,630           9,697,106           8,029,595
                                                        ===============     ===============     ===============     ===============

Dividends Paid                                          $          --       $          --       $          --       $          --
                                                        ===============     ===============     ===============     ===============

                      MARK HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                        Nine Months Ended   Nine Months Ended
                                                                                         March 31, 2002      March 31, 2001
                                                                                         ---------------     ---------------

Cash Flows From Operating Activities:
     Net income                                                                          $         1,712     $          (137)
                                                                                         ---------------     ---------------
     Adjustments to reconcile net income to net cash provided by
       (used for) operating activities:
          Depreciation and amortization                                                              222                 461
          Allowance for notes receivable                                                             200                --
          Gain on extinguishment of debt                                                          (1,121)               --
          Gain on sale of discontinued segment                                                      --                (1,848)
          Deferred tax asset                                                                         198                 222
          Adjustment of net assets of business acquired                                             --                    35
          Net Assets of discontinued segment                                                        --                   (78)
          (Increase) decrease in assets:
               Accounts receivable                                                                 1,260              (1,183)
               Billing in excess of contract revenue recognized                                     (447)               --
               Other current assets                                                                  (60)                (12)
               Other assets                                                                            8                --
          Increase (decrease) in liabilities:
               Accounts payable                                                                     (546)                330
               Billings in excess of contract revenue earned                                        (497)               --
               Accrued liabilities                                                                   (68)                135
                                                                                         ---------------     ---------------
          Net adjustments to reconcile net income to
            net cash (used for) operating activities                                                (851)             (1,938)
                                                                                         ---------------     ---------------
          Net Cash Provided by (Used for) Operating Activities                                       861              (2,075)
                                                                                         ---------------     ---------------

Cash Flows From Investing Activities:
     Acquisition of property and equipment                                                           (46)                (84)
     Repayment of note receivable                                                                     42                  81
     Note receivable                                                                                (330)               --
     Proceeds from sale of discontined segment                                                      --                 1,177
     Marketable securities                                                                          --                   406
                                                                                         ---------------     ---------------
          Net Cash (Used for) Provided by Investing Activities                                      (334)              1,580
                                                                                         ---------------     ---------------

Cash Flows From Financing Activities:
     Proceeds from notes payable for equipment and vehicles                                           27                --
     Repayment of convertible debt                                                                  (750)               --
     Repayment of notes payable for equipment and vehicles                                           (61)               (438)
     Repayment of short term borrowings                                                             --                  (250)
     Notes payable officer/ shareholder                                                              (97)                137
     Other                                                                                          --                   (59)
                                                                                         ---------------     ---------------
          Net Cash (Used for) Financing Activities                                                  (881)               (610)
                                                                                         ---------------     ---------------

Net decrease in Cash                                                                                (354)             (1,105)

Cash and Cash Equivalents at Beginning of Period                                                     536               1,138
                                                                                         ---------------     ---------------

Cash and Cash Equivalents at End of Period                                               $           182     $            33
                                                                                         ===============     ===============

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


         This Form 10-QA amends the Form 10-Q originally filed with the Commission on May 3, 2002. All adjustments relate to the comparative March 31, 2001 period. The original filing reflected income from the sale of the discontinued segment of $2,204,000 for the period ended March 31, 2001. However, in view of certain adjustments originally recorded in the quarter ended June 30, 2001,which should have been recorded in the quarter ending March 31, 2001, the income from the sale should have been reflected as $1,848,000. In addition, the original report reflected loss from the operations of the discontinued segment of $1,499,000 for the period ended March 31, 2001. However, in view of the adjustments to the net assets disposed of on March 30, 2001, which were recorded in the quarter ended June 30, 2001, the loss from the operations of the discontinued segment should have been $$1,534,000. As a result of the forgoing adjustments, net income was reduced to $137,000 from $254,000 for the period ended March 31, 2001. All of the foregoing adjustments have been reported in an amendment to the Form 10-Q for the period ending March 31, 2001.



Item 6.  Exhibits and Reports on Form 8-K

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


Date:     July 26, 2002


                                                   MARK HOLDINGS, INC.
                                                   By: /s/ Carl Coppola
                                                       -------------------------
                                                   President and
                                                   Chief Executive Officer