Form 10-K/A
period 2001-06-30
MARK SOLUTIONS INC
filed 2002-08-06
CIK 807397

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------
                                   FORM 10-KA


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

    For the transition period from   _____________  to ______________

                           Commission File No. 0-17118

                              Mark Solutions, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   11-2864481
----------------------------------          ------------------------------------
   (State or other jurisdiction             (I.R.S. employer identification no.)
 of incorporation or organization)

1135 Clifton Avenue, Clifton, New Jersey                             07013
------------------------------------------                        ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code           (973)773-8100


Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
-------------------                  -----------------------------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


         This Form 10-K/A amends the Form 10-K originally filed with the Commission on October 15, 2001.

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


         As of March 30, 2001 MarkCare completed a transaction involving the sale of substantially all of its assets to MMSI Acquisition Corp. ("MMSI"), a newly established wholly owned subsidiary of MediSolution Ltd. ("MediSolution"), a Canadian based company engaged in offering information to the health care industry.


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

Modular Cells


      Since the initial sale of our prefabricated modular steel cells for correctional facilities in 1989, We have manufactured and sold security prison cells in 16 states including Indiana, Illinois, New York, New Jersey, Michigan, Missouri, Washington, Wisconsin, South Carolina and Minnesota as well as the Commonwealth of Puerto Rico. Revenues generated by the sale of cells to correctional facilities totaled $8,513,000 for the fiscal year ended June 30, 2001. For the year ended June 30, 2001 the following projects accounted for 85.0% of our total operating revenue:



                                                     Percentage of Fiscal 2001
         Project                                         Operating Revenues
         -------                                         ------------------
Renovation of Cellhouse "G"                                   42.0%

Pendleton Correctional Facility
Pendleton, Indiana
265 cells

Monroe County Jail Expansion                                  23.3%
Rochester, New York                                           ----
424 cells


Administration of Corrections                                 19.7%
Puerto Rico                                                   ----
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


Employees


         As of September 28, 2001, we had two executive management employees, two plant management employees, two sales employees, three engineering employees and five office and clerical employees. We also employ 74 hourly employees in our manufacturing facility who are subject to a three-year collective bargaining agreement, which expired on August 31, 2001.While a new collective bargaining agreement has not yet been signed, we believe our relationship with our employees to be good.


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

                                             Common Stock
                                     --------------------------
                                     High                  Low
1999
1st Quarter                          6.00                  2.00
2nd Quarter                          5.63                  2.44
3rd Quarter                          5.63                  1.75
4th Quarter                          4.81                  1.13

2000
1st Quarter                          6.63                  3.25
2nd Quarter                          3.25                  1.09
3rd Quarter                          1.28                   .50
4th Quarter                          3.25                  1.09

2001
1st Quarter                          1.28                   .50
2nd Quarter                          1.06                   .06
3rd Quarter                           .19                   .06
4th Quarter                           .14                   .03

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

Income Statement Data:


                                                           Fiscal Years Ended June 30,
                                                 (in thousands, except share and per share data)
                                       -----------------------------------------------------------------------
                                           2001           2000           1999           1998           1997
                                       -----------    -----------    -----------    -----------    -----------
Revenues                               $     8,513    $    11,671    $     8,497    $    12,708    $     6,115
                                       -----------    -----------    -----------    -----------    -----------
Costs and Expenses:
 Cost of Sales                               5,762          9,728          5,689          9,928          6,010
 General and administrative                  2,328          1,912          2,449          2,268          2,185
 Marketing costs                               424            681            562            434            416
 Litigation settlement                          98            250            396             --             --
                                       -----------    -----------    -----------    -----------    -----------
  Total Costs and Expenses                   8,612         12,571          9,096         12,630          8,611

Operating Income /(loss)                       (99)          (900)          (599)            78         (2,496)


Net Other (Expense)                           (214)          (139)          (124)           (55)        (1,679)

Income Tax Benefit                              --             83            760             --             --
                                       -----------    -----------    -----------    -----------    -----------

Income (Loss) from Continuing
Operations                                    (313)          (956)            37             23         (4,175)
                                       -----------    -----------    -----------    -----------    -----------
Income from Sale of Discontinued
Segment (net of income tax provision
of $620)                                       928             --             --             --             --

(Loss) From Discontinued Operations
(net of income tax benefit of $620,
$24, $240, $---,$---,respectively)            (914)        (3,432)        (1,747)        (2,411)        (1,264)
                                       -----------    -----------    -----------    -----------    -----------

Net (Loss)                             $      (299)   $    (4,388)   $    (1,710)   $    (2,388)   $    (5,439)
                                       ===========    ===========    ===========    ===========    ===========

Income (Loss) per Share from
Continuing Operations                  $      (.04)   $      (.16)   $       .01    $        --    $     (1.17)
                                       -----------    -----------    -----------    -----------    -----------

Weighted Average Shares Outstanding      8,266,676      6,112,534      4,945,257      4,415,101      3,555,402

Balance Sheet Data:

                                                                                 Fiscal Years Ended June 30,
                                                                        (in thousands, except share and per share data)
                                                            -----------------------------------------------------------------------
                                                               2001            2000            1999            1998            1997
                                                            -------         -------         -------         -------         -------
Working Capital                                             $   929         $ 1,599         $ 1,135         $ 3,210         $ 1,105
Net Property and Equipment                                      485             790             920             284             142
Total Assets                                                  5,424           5,304           7,862           5,020           5,172
Current Liabilities                                           3,966           2,825           4,824             866           3,007
Other Liabilities                                             1,135           2,073             485           1,039           2,318
Temporary Stockholders' Equity                                   --              --              --            1220              --
Stockholders' Equity (Deficiency)                               323             406           2,553           3,115            (153)

Selected Financial Data (unaudited)

The following is a summary of unaudited quarterly results for the years ended June 30, 2001 and 2000


                                    First Quarter           Second Quarter            Third Quarter            Fourth Quarter
                                    -------------           --------------            -------------            --------------
                                  2001        2000         2001         2000         2001        2000         2001         2000
                                ---------   ---------    ---------    ---------    ---------   ---------    ---------    ---------
Revenues                        $     199   $   3,038    $   1,244    $   4,212    $   2,913   $   3,059    $   4,157    $   1,362
                                ---------   ---------    ---------    ---------    ---------   ---------    ---------    ---------

Gross Profit                         (385)      1,012          708        1,579        1,105        (646)       1,323           (2)
                                ---------   ---------    ---------    ---------    ---------   ---------    ---------    ---------

 Income (Loss) from
   Continuing Operations             (782)        182         (134)         829          645        (949)         (42)      (1,018)
                                ---------   ---------    ---------    ---------    ---------   ---------    ---------    ---------
 Loss from sale of
   discontinued segment                --          --           --           --          928          --           --           --

 Loss from operations of
   discontinued Segment              (107)        (49)        (729)        (778)          42        (985)        (120)      (1,620)
                                ---------   ---------    ---------    ---------    ---------   ---------    ---------    ---------

Net Income (Loss)               $    (889)  $     133    $    (863)   $      51    $   1,615   $  (1,934)   $    (162)   $  (2,638)
                                =========   =========    =========    =========    =========   =========    =========    =========
Basic:
 Income (Loss) per share from
   continuing operations        $   (0.11)  $    0.03    $    (.01)   $    0.15    $    0.08   $   (0.15)   $      --    $   (0.17)
 Income (Loss) per share from
   sale of discontinued segment        --          --           --           --         0.12          --           --           --
 Income (Loss) per share from
   discontinued operations          (0.01)      (0.01)       (0.08)       (0.14)          --       (0.16)        (.02)       (0.27)
                                ---------   ---------    ---------    ---------    ---------   ---------    ---------    ---------

Net Income (Loss) per share     $   (0.12)  $    0.02    $   (0.09)   $    0.01    $    0.20   $   (0.31)   $   (0.02)   $   (0.44)
                                =========   =========    =========    =========    =========   =========    =========    =========

Diluted:
 Income (Loss) per share from
   continuing operations        $   (0.11)  $    0.03    $    (.01)   $    0.15    $    0.06   $   (0.15)   $     .02    $   (0.17)
 Income (Loss) per share from
   sale of discontinued segment        --          --           --           --         0.14          --        (0.02)          --
 Income (Loss) per share from
   discontinued operations          (0.01)      (0.01)       (0.08)       (0.14)          --       (0.16)        (.02)       (0.27)
                                ---------   ---------    ---------    ---------    ---------   ---------    ---------    ---------

Net Income (Loss) per share     $   (0.12)  $    0.02    $   (0.09)   $    0.01    $    0.20   $   (0.31)   $   (0.02)   $   (0.44)
                                =========   =========    =========    =========    =========   =========    =========    =========


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

         The following table sets forth, for the periods indicated, the percentages, which certain items bear to revenues and the percentage increases (decreases) from period to period:


                                                          Percentage of Revenues                       Percentage
                                                            Year Ended June 30,                    Increase/(Decrease)
                                                    -----------------------------------         -----------------------
                                                     2001           2000           1999         2001-2000     2000-1999
Revenue                                             100.0          100.0          100.0          (24.8)         37.4
Cost of sales                                        67.7           83.4           67.0          (40.8)         71.0
Selling, general & administrative                    33.5           24.4           40.1             --         (16.6)
Operating income (loss)                              (1.2)          (7.7)          (7.0)         117.8         (50.3)
Net other income (expenses)                          (2.5)          (1.2)          (1.5)          54.0          12.1
Income (Loss) from continuing operations             (3.4)          (8.2)            .4           84.1       (2683.8)
Net income  (loss)                                   (3.5)         (37.6)         (20.1)          93.2         156.6


Fiscal Year Ended June 30, 2001 Compared to
Fiscal Year Ended June 30, 2000


         Revenues from continuing operations for the fiscal year ended June 30, 2001, decreased 27.1% to $8,513 from $11,671 for the comparable period. The decrease is attributable to fewer modular steel cell contracts in fiscal 2001.

         Cost of sales from continuing operations for the fiscal year ended June 30, 2001, consisting of materials, labor and fixed factory overhead expense decreased 40.8% to $5,762 from $9,728 for the comparable period. Cost of sales as a percentage of revenues was 67.7% for the year ended June 30, 2001 as compared to 83.4% for the comparable period. As a result of obtaining modular steel cell contracts at more profitable margins, cost of sales as a percentage of sales decreased for the fiscal year ended June 30, 2001.

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


         For the fiscal year ended June 30, 2001 our loss from continuing operations was $313, an decrease of 67.3% from a loss of $956 for the comparable period. The primary reason for the increase in the income from continuing operations was the increased profit margins on modular steel cell contracts. In addition, profits were diminished in fiscal 2001 by charges of $98 for a lawsuit settlement as compared to charges of $250 in fiscal 2000.

         The loss from discontinued operations net of taxes decreased 73.3% to $914 from $3,432 as a result of the sale of MarkCare's Assets on March 30, 2001 and the decrease in administrative and operating costs for the MarkCare segment.


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

Liquidity and Capital Resources

         Our working capital requirements result principally from staff and management overhead, office expense and marketing efforts. Our working capital requirements have historically exceeded our working capital from operations due to sporadic sales. With the sale of the MarkCare subsidiary in March of 2001 we reduced our working capital requirements. We continue to focus our efforts to obtain new modular steel cell contracts with more favorable margins and are concentrating on obtaining these contracts on a less sporadic basis. We believe our present available working capital from existing contracts, from anticipated contracts, and if required, investments from private sources, will be sufficient to meet our operating requirements through June 30, 2002. If we do require additional capital, we will continue to principally look to private sources in the form of equity or debt financing.

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

         For the year ended June 30, 2001, financing activities utilized $739 of cash due to the payment of existing obligations. For the year ended June 30, 2000, financing activities provided $2,997 in cash from the private placement of our securities and the proceeds of a convertible note.

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

Name                            Age         Position
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

                                                                   Summary Compensation Table
                                                                  (expressed in actual dollars)
                                                                                              Long Term Compensation
                                               Annual Compensation                                 Awards/Payouts
                                                                                Restricted
Name and Principal                                              Other Annual       Stock       Options/      LTIP     All other
Position                     Year       Salary ($)   Bonus ($)  Compensation       Awards $     SARS #      Payouts  compensation
--------                     ----       ----------   ---------  ------------       --------     ------      -------  ------------
Carl Coppola,                2001       $199,992        --       $ 29,999             --        200,000        --        --
President & CEO              2000        199,992        --             --             --        109,300        --        --
                             1999        200,000        --             --             --         50,000        --        --

Michael Rosenberg,           2001       $197,500        --       $108,074             --             --        --        --
Vice President               2000        161,154        --             --             --         37,500        --        --
                             1999        122,892        --             --             --             --        --        --

Options / SAR Grants in Fiscal Year 2001

         The following table sets forth individual grants of stock options to the named executive officers in the Summary Compensation Table for the fiscal year ended June 30, 2001.

                                                                                      Potential Realizable Value at
                                                                                      Assumed Annual Rates of Stock
                                                                                      price Appreciation for Option
                              Individual Grants                                                   Term (1)
                              % of Total Options
                            Granted to Employees in
                 Options          Fiscal Year           Exercise
                 Granted                                  Price            Expiration
 Name            (#)(2)                                  ($/Sh)               Date                    5%              10%
Carl Coppola,    50,000              7.7%                 1.00               7/14/03                $8,275          $16,551
CEO
Carl Coppola,    150,000             23.1%                $.08               3/2/06                 $1,892           $3,783
CEO

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

Aggregated Option/SAR Exercises and Values for the fiscal Year Ended June 30, 2001.

                                                  Aggregate Option Exercises and Option Values

                                                                                Number of Securities         Value of Unexercised
                                                                               Underlying Unexercised        In-the-Money Options
                                                                             Options at Fiscal Year (#)     At Fiscal Year End ($)
Name                Shares Acquired on Exercise (#)  Value Realized ($)      Exercisable/ Unexercisable  Exercisable / Unexercisable
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

Beneficial Owner                     Number of Shares Owned         % of Shares Outstanding
----------------                     ----------------------         -----------------------
Carl C. Coppola                            709,276 (1)                        6.8%
c/o Mark Solutions, Inc.
1135 Clifton Avenue
Clifton NJ 07013

William Westerhoff                         199,300 (2)                        2.0%

Richard Branca                             240,016 (3)                        2.4%

Michael Rosenberg                          92,225 (4)                         (5)

Ronald E. Olszowy                          211,800 (2)                        2.1%

Executive officers and directors
as a group (5 persons)                    1,452,617(6)                       13.5%

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

     (a)(1) Consolidated Financial Statements

               - Report of Independent Accountants                    F-1

               - Consolidated Balance Sheets for
                  June 30, 2001 and 2000                              F-2

               - Consolidated Statements of Operations
                  for fiscal years ended June 30, 2001,
                  2000 and 1999                                       F-4

               - Consolidated Statements of Stockholders'
                  Equity for fiscal years ended June 30,
                  2001, 2000 and 1999                                 F-5

               - Consolidated Statement of Cash Flows
                  for fiscal years ended June 30,
                  2001, 2000 and 1999                                 F-6

               - Notes to Consolidated Financial Statements           F-7

               - Chantrey Vellacott Report                            F-19

     (3)  Exhibits.

 Exhibit
  Number       Description
  ------       -----------

     3.        a)-- Amended and Restated Certificate of
               Incorporation(Incorporated by reference to Exhibit 3(i)1 to our Form 10-Q for the period ended December 31, 1998)

               b)-- By-laws (Incorporated by reference to Exhibit 3 b) to our Form 10-K for the fiscal year ended June 30, 1998)

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

    24.        Power of Attorney (included on page 23)

    25.        Consent of independent certified public accountant

    27.        Financial Data Schedule

               (b)  Reports on Form 8-K.

         We have filed the following reports on Form 8-K during the year ended June 30,2001 and through the date of this report:

Date of Report      Items Reported, Financial Statements Filed
--------------      ------------------------------------------

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

                                             MARK SOLUTIONS, INC.


         July 26, 2002                       By:  /s/ Carl Coppola
                                                  --------------------------
                                                  (Carl Coppola, Chief Executive
                                                  Officer and President)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the date indicated:


Signature                       Title                        Date
---------                       -----                        ----
/s/ Carl Coppola                Chief Executive Officer      July 26, 2002
----------------
(Carl Coppola)                  President and Director
                                (Principal Executive
                                Officer)

/s/ Richard Branca              Director                     July 26, 2002
------------------
(Richard Branca)

/s/ Ronald Olszowy              Director                     July 26, 2002
-------------------
(Ronald E. Olszowy)

/s/ William Westerhoff          Director                     July 26, 2002
----------------------
(William Westerhoff)

Board of Directors and Shareholders
Mark Solutions, Inc. and Subsidiary
Clifton, New Jersey

We have audited the consolidated balance sheets of Mark Solutions, Inc. and Subsidiary as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three years ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of MarkCare Medical Systems Limited, a wholly owned subsidiary, as of June 30, 2000 and for the two years ended June 30, 2000, a wholly owned subsidiary, which statements reflect total assets of $485 as of June 30, 2000, and a net loss of $2,617 and $1,375 for the years ended June 30, 2000, and 1999, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for MarkCare Medical Systems Limited, is based solely on the report of the other auditors.

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


                                                     HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
October 4, 2001

                      MARK SOLUTIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                    ASSETS
                                                                                                      June 30,
                                                                                         -----------------------------------
                                                                                              2001                 2000
                                                                                         ---------------     ---------------

CURRENT ASSETS:
 Cash and cash equivalents
    (including restricted cash of $191 in 2000)                                          $           536     $         1,138
 Marketable securities                                                                              --                   406
 Notes receivable                                                                                    613                 225
 Accounts receivable, less allowance for doubtful
    accounts of $53 in 2000                                                                        2,969               1,647
 Billing in excess of contract revenue recognized                                                    427                --
 Inventories                                                                                          25                  60
 Deferred tax asset                                                                                  284                 506
 Net assets of discontinued segment                                                                 --                   420
 Prepaid expenses                                                                                     41                  22
                                                                                         ---------------     ---------------
    Total current assets                                                                           4,895               4,424
                                                                                         ---------------     ---------------

PROPERTY AND EQUIPMENT:
Machinery and equipment                                                                            1,650               1,650
Demonstration equipment                                                                              227                 227
Office furniture and equipment                                                                       284                 284
Leasehold improvements                                                                               425                 439
Vehicles                                                                                              17                  17
Property hold under capital lease                                                                    275                 275
                                                                                         ---------------     ---------------
                                                                                                   2,878               2,892
Less accumulated depreciation and amortization                                                     2,393               2,102
                                                                                         ---------------     ---------------
    Net property and equipment                                                                       485                 790
                                                                                         ---------------     ---------------

OTHER ASSETS                                                                             $            44                  90
                                                                                         ---------------     ---------------

                                                                                         $         5,424     $         5,304
                                                                                         ===============     ===============



                See notes to consolidated financial statements.

                      MARK SOLUTIONS, INC. AND SUBSIDIARIES

                 (in thousands, except share and per share data)


                                                                                                      June 30,
                                                                                         -----------------------------------
                                                                                              2001                2000
                                                                                         ---------------     ---------------
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                    $         1,566     $         1,787
     Short term borrowings                                                                          --                   250
     Current maturities of long-term debt                                                            750                 402
     Current portion of obligations under capital leases                                              74                  94
     Billings in excess of costs and estimated earnings
       on uncompleted contracts                                                                      500                --
     Notes payable to officers/stockholders                                                           97                 100
     Accrued liabilities                                                                             979                 192
                                                                                         ---------------     ---------------
        Total current Liabilities                                                                  3,966               2,825

OTHER LIABILITIES:
     Long-term portion of obligations under capital leases                                             5                  73
     Long-term debt, excluding current maturities                                                  1,130               2,000
                                                                                         ---------------     ---------------
                                                                                                   1,135               2,073
                                                                                         ---------------     ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 50,000,000 shares
      authorized, 9,714,606 and 7,142,373 shares issued
      and outstanding at June 30, 2001 and 2000, respectively                                         97                  71
     Preferred stock, $1.00 par value, $10 liquidation
       value; 5,000,000 shares authorized:
           Series D; authorized and issued 20,000 shares;
               20,000 shares outstanding at June 30, 2000                                           --                    20
     Additional paid-in capital                                                                   36,881              36,671
     Deficit                                                                                     (36,604)            (36,305)
     Treasury stock, at cost; 17,500 shares                                                          (51)                (51)
                                                                                         ---------------     ---------------
        Total Stockholders' Equity                                                                   323                 406
                                                                                         ---------------     ---------------

                                                                                         $         5,424     $         5,304
                                                                                         ===============     ===============


                See notes to consolidated financial statements.

                      MARK SOLUTIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)


                                                                                      Years Ended June 30,
                                                                          2001                2000                 1999
                                                                     ---------------     ---------------     ---------------

Revenues                                                             $         8,513     $        11,671     $         8,497
                                                                     ---------------     ---------------     ---------------

Costs and Expenses:
     Cost of sales                                                             5,762               9,728               5,689
     General, and administrative expenses                                      2,328               1,912               2,449
     Marketing costs                                                             424                 681                 562
     Litigation settlement                                                        98                 250                 396

                                                                     ---------------     ---------------     ---------------
          Total Costs and Expenses                                             8,612              12,571               9,096
                                                                     ---------------     ---------------     ---------------

Operating Income (Loss)                                                          (99)               (900)               (599)
                                                                     ---------------     ---------------     ---------------

Other Income (Expenses):
     Interest income                                                              17                  87                  46
     Interest expense                                                           (231)               (339)               (169)
     Other                                                                      --                   113                  (1)
                                                                     ---------------     ---------------     ---------------
          Total Other Expenses                                                  (214)               (139)               (124)
                                                                     ---------------     ---------------     ---------------

Pre-tax Income (Loss) from continuing operations                                (313)             (1,039)               (723)

Income (Tax)/ Benefit                                                           --                    83                 760

                                                                                                             ---------------
                                                                     ---------------     ---------------     ---------------
Income (Loss) from Continuing Operations                                        (313)               (956)                 37
                                                                     ---------------     ---------------     ---------------

Discontinued Operations:
     Income from sale of discontinued segment, net
        of income tax provision of $620                                          928                --                  --
     Loss from operations of discontinued segment, net
        of income tax benefit of $620, $24, $240, respectively                  (914)             (3,432)             (1,747)

                                                                     ---------------     ---------------     ---------------
Net Loss                                                             $          (299)    $        (4,388)    $        (1,710)
                                                                     ===============     ===============     ===============


Basic Income (Loss) per Share
     Income (loss) per share from continuing operations              $         (0.04)    $         (0.16)    $          0.01
     Income from sale of discontinued segment                                   0.11                --                  --
     Loss from operations of discontinued segment                              (0.11)              (0.56)              (0.36)
                                                                     ---------------     ---------------     ---------------
          Loss per share                                             $         (0.04)    $         (0.72)    $         (0.35)
                                                                     ===============     ===============     ===============


Weighted Average Number of
     Basic Shares Outstanding                                              8,266,676           6,112,534           4,945,257
                                                                     ===============     ===============     ===============


Dividends Paid                                                       $          --       $          --       $          --
                                                                     ===============     ===============     ===============


                See notes to consolidated financial statements.

                      MARK SOLUTIONS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                 (in thousands, except share and per share data)


                                                                                     Common Stock
                                                                          -----------------------------------
                                                           Total               Shares             Amount
                                                      ---------------     ---------------     ---------------

Balance, June 30, 1998                                $         1,895           4,824,167     $            48
  Net loss                                                     (1,710)               --                  --
Purchase of treasury stock                                        (51)               --                  --
Conversion of temporary equity and convertible
  debentures to preferred stock, net of expenses
  and reclassifications                                         1,947            (305,000)                 (3)
Preferred stock conversion to common stock                       --               869,012                   8
Conversion of convertible debentures                              100              31,250                   1
Amortization of financing fees                                     47                --                  --
Stock issued for services                                         345             105,867                   1
Imputed dividend on convertible preferred stock                  --                  --                  --
Other                                                             (23)               --                  --
                                                      ---------------     ---------------     ---------------

Balance, June 30, 1999                                          2,550           5,525,296                  55

  Net loss                                                     (4,388)               --                  --
Cash investment in subsidiary                                      60                --                  --
Preferred stock conversion to common stock                         11             222,278                   2
Conversion of convertible debenture                               200                --                  --
Issuance of common stock adjustment provision                    --               493,000                   5
Issuance of stock through private placement                       200             100,000                   1
Imputed interest on convertible debenture                          86                --                  --
Stock for debt conversion                                         581             291,800                   3
Warrants issued for services                                       85                --                  --
Employee stock option exercise                                    131              59,500                   1
Warrant exercise                                                  904             450,499                   4
Commissions and related fees                                      (14)               --                  --
                                                      ---------------     ---------------     ---------------

Balance, June 30, 2000                                            406           7,142,373                  71

  Net loss                                                       (299)               --                  --
Stock issued for debt                                              92              89,000                   1
Preferred stock conversion to common stock                    387,816                   4             (20,000)
Conversion of convertible debentures                              124           2,095,417                  21
                                                      ---------------     ---------------     ---------------

Balance, June 30, 2001                                $           323           9,714,606     $            97
                                                      ===============     ===============     ===============

                                                              Preferred Series A                      Preferred Series B
                                                      -----------------------------------     -----------------------------------
                                                          Shares              Amount              Shares             Amount
                                                      ---------------     ---------------     ---------------     ---------------

Balance, June 30, 1998                                           --       $          --                  --       $          --
  Net loss                                                       --                  --                  --                  --
Purchase of treasury stock                                       --                  --                  --                  --
Conversion of temporary equity and convertible
  debentures to preferred stock, net of expenses
  and reclassifications                                       122,000                 122             153,000                 153
Preferred stock conversion to common stock                    (98,000)                (98)           (147,000)               (147)
Conversion of convertible debentures                             --                  --                  --                  --
Amortization of financing fees                                   --                  --                  --                  --
Stock issued for services                                        --                  --                  --                  --
Imputed dividend on convertible preferred stock                  --                  --                  --                  --
Other                                                            --                  --                  --                  --
                                                      ---------------     ---------------     ---------------     ---------------

Balance, June 30, 1999                                         24,000                  24               6,000                   6

  Net loss                                                       --                  --                  --                  --
Cash investment in subsidiary                                    --                  --                  --                  --
Preferred stock conversion to common stock                    (24,000)                (24)             (6,000)                 (6)
Conversion of convertible debenture                              --                  --                  --                  --
Issuance of common stock adjustment provision                    --                  --                  --                  --
Issuance of stock through private placement                      --                  --                  --                  --
Imputed interest on convertible debenture                        --                  --                  --                  --
Stock for debt conversion                                        --                  --                  --                  --
Warrants issued for services                                     --                  --                  --                  --
Employee stock option exercise                                   --                  --                  --                  --
Warrant exercise                                                 --                  --                  --                  --
Commissions and related fees                                     --                  --                  --                  --
                                                      ---------------     ---------------     ---------------     ---------------

Balance, June 30, 2000                                           --                  --                  --                  --

  Net loss                                                       --                  --                  --                  --
Stock issued for debt                                              91
Preferred stock conversion to common stock                        (20)                 16
Conversion of convertible debentures                              103
                                                      ---------------     ---------------     ---------------     ---------------

Balance, June 30, 2001                                           --       $          --                  --       $          --
                                                      ===============     ===============     ===============     ===============

                                                             Preferred Series D
                                                      -----------------------------------        Paid in
                                                         Shares               Amount             Capital              Deficit
                                                      ---------------     ---------------     ---------------     ---------------

Balance, June 30, 1998                                           --       $          --       $        31,991     $       (30,144)
  Net loss                                                       --                  --                  --                (1,710)
Purchase of treasury stock                                       --                  --                  --                  --
Conversion of temporary equity and convertible
  debentures to preferred stock, net of expenses
  and reclassifications                                          --                  --                 1,675                --
Preferred stock conversion to common stock                       --                  --                   237                --
Conversion of convertible debentures                             --                  --                    99                --
Amortization of financing fees                                   --                  --                    47                --
Stock issued for services                                        --                  --                   344                --
Imputed dividend on convertible preferred stock                  --                  --                    63                 (63)
Other                                                            --                  --                   (23)               --
                                                      ---------------     ---------------     ---------------     ---------------

Balance, June 30, 1999                                           --                  --                34,433             (31,917)

  Net loss                                                       --                  --                  --                (4,388)
Cash investment in subsidiary                                    --                  --                    60                --
Preferred stock conversion to common stock                       --                  --                    39                --
Conversion of convertible debenture                            20,000                  20                 180                --
Issuance of common stock adjustment provision                    --                  --                    (5)               --
Issuance of stock through private placement                      --                  --                   199                --
Imputed interest on convertible debenture                        --                  --                    86                --
Stock for debt conversion                                        --                  --                   578                --
Warrants issued for services                                     --                  --                    85                --
Employee stock option exercise                                   --                  --                   130                --
Warrant exercise                                                 --                  --                   900                --
Commissions and related fees                                     --                  --                   (14)               --
                                                      ---------------     ---------------     ---------------     ---------------

Balance, June 30, 2000                                         20,000                  20              36,671             (36,305)

  Net loss                                                       --                  --                  --                  (299)
Stock issued for debt
Preferred stock conversion to common stock
Conversion of convertible debentures
                                                      ---------------     ---------------     ---------------     ---------------

Balance, June 30, 2001                                           --       $          --       $        36,881     $       (36,604)
                                                      ===============     ===============     ===============     ===============

                                                                Treasury Stock
                                                      -----------------------------------
                                                          Shares            Amount
                                                      ---------------     ---------------

Balance, June 30, 1998                                           --       $          --
  Net loss                                                       --                  --
Purchase of treasury stock                                     17,500                 (51)
Conversion of temporary equity and convertible
  debentures to preferred stock, net of expenses
  and reclassifications                                          --                  --
Preferred stock conversion to common stock                       --
Conversion of convertible debentures                             --                  --
Amortization of financing fees                                   --                  --
Stock issued for services                                        --                  --
Imputed dividend on convertible preferred stock                  --                  --
Other                                                            --                  --
                                                      ---------------     ---------------

Balance, June 30, 1999                                         17,500                 (51)

  Net loss                                                       --                  --
Cash investment in subsidiary                                    --                  --
Preferred stock conversion to common stock                       --                  --
Conversion of convertible debenture                              --                  --
Issuance of common stock adjustment provision                    --                  --
Issuance of stock through private placement                      --                  --
Imputed interest on convertible debenture                        --                  --
Stock for debt conversion                                        --                  --
Warrants issued for services                                     --                  --
Employee stock option exercise                                   --                  --
Warrant exercise                                                 --                  --
Commissions and related fees                                     --                  --
                                                      ---------------     ---------------

Balance, June 30, 2000                                         17,500                 (51)

  Net loss                                                       --                  --
Stock issued for debt
Preferred stock conversion to common stock
Conversion of convertible debentures
                                                      ---------------     ---------------

Balance, June 30, 2001                                         17,500     $           (51)
                                                      ===============     ===============

                See notes to consolidated financial statements.

                      MARK SOLUTIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 (in thousands, except share and per share data)


                                                                        Year Ended          Year Ended          Year Ended
                                                                      June 30, 2001       June 30, 2000       June 30, 1999
                                                                     ---------------     ---------------     ---------------

Cash Flows From Operating Activities:
     Net loss                                                        $          (299)    $        (4,388)    $        (1,710)
     Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities:
        Depreciation and amortization                                            449                 491                 363
        Amortization of debt issue costs                                        --                  --                   110
        Securities issued for services                                          --                   171                 345
        Securities issued for settlement of liabilities                           92                --                  --
        Deferred tax asset                                                       222                 494              (1,000)
        Gain on sale of discontinued segment                                  (1,298)               --                  --
        Gain on disposition of equipment                                        --                    (5)               --
        Net Assets of discontinued segment                                       (94)               (111)                 33
        (Increase) decrease in assets:
           Restricted cash                                                      --                  --                 1,234
           Accounts receivable                                                (1,322)              2,016              (3,146)
           Inventory                                                              35                 (60)                112
           Costs and estimated earnings in excess of
             billings on uncompleted contracts                                  (427)              1,007              (1,007)
           Other current assets                                                  (19)                 38                 138
           Due from officer                                                     --                  --                   102
           Other assets                                                           46                 (10)                (33)
        Increase (decrease) in liabilities:
           Accounts payable                                                     (221)               (994)              2,764
           Due to related parties                                               --                   (56)                167
           Billings in excess of costs and estimated earnings
             on uncompleted contracts                                            500                --                  --
           Litigation settlement payable                                        --                  (300)                300
           Accrued liabilities                                                   537                  14                  34
                                                                     ---------------     ---------------     ---------------
     Net adjustments to reconcile net loss to
      net cash provided by (used for) operating activities                    (1,500)              2,695                 516
                                                                     ---------------     ---------------     ---------------
        Net Cash (Used for) Operating Activities                              (1,799)             (1,693)             (1,194)
                                                                     ---------------     ---------------     ---------------

Cash Flows From Investing Activities:
     Acquisition of property and equipment                                      --                   (84)               (737)
     Proceeds from sale of equipment                                            --                    20                --
     Repayment of note receivable                                                112                  25                --
     Notes receivable                                                           --                  --                  (250)
     Proceeds from sale of discontinued segment                                1,418                --                  --
     Marketable securities                                                       406                (406)               --
                                                                     ---------------     ---------------     ---------------
        Net Cash Provided by (Used for) Investing Activities                   1,936                (445)               (987)
                                                                     ---------------     ---------------     ---------------

Cash Flows From Financing Activities:
     Proceeds from long term-debt                                               --                 2,000                 379
     Repayments of long-term debt                                               (402)               (224)                (31)
     Repayment of notes payable for equipment and vehicles                       (88)               (137)               (108)
     Proceeds from short term borrowing                                         --                   450               1,050
     Repayment of short term borrowings                                         (250)               (109)               (675)
     Proceeds from notes payable officer                                        --                   530                 375
     Repayment of notes payable officer                                           (3)               (805)               --
     Proceeds from issuance of securities                                       --                 1,292                --
     Collection of subscription receivable                                      --                  --                 1,231
     Purchase of treasury stock                                                 --                  --                   (51)
     Repayment of offering costs and commission                                 --                  --                  (243)
     Other                                                                         4                --                  --
                                                                     ---------------     ---------------     ---------------
        Net Cash Provided by (Used for) Financing Activities                    (739)              2,997               1,927
                                                                     ---------------     ---------------     ---------------

Net increase (decrease) in Cash                                                 (602)                859                (254)

Cash and Cash Equivalents at Beginning of Year                                 1,138                 279                 533
                                                                     ---------------     ---------------     ---------------

Cash and Cash Equivalents at End of Year                             $           536     $         1,138     $           279
                                                                     ===============     ===============     ===============



                See notes to consolidated financial statements.

                       MARK SOLUTIONS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE YEARS ENDED JUNE 30, 2001
                 (in thousands, except share and per share data)


1.       Management Plans and Description of Business:


         Mark Solutions, Inc.'s (the "Company") financial statements for the year ended June 30, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred income/(loss) from continuing operations of ($313), ($956) and $37 for the three years ended June 30, 2001. Its stockholders' equity at June 30, 2001 approximated $323.


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


         The Company adopted the following plan to mitigate these factors. First, on March 30, 2001, the Company consummated a transaction for the sale of the assets of its medical imaging segment. Second, on September 26, 2001, the Company entered into a compromise agreement with the holder of its convertible notes payable in the amount of $1,880. Under the terms of the compromise agreement, the Company will remit four equal installments of $250 in full satisfaction of the outstanding indebtedness and accrued interest. The final installment is due in March 2003. Third, the Company is in the final stages of various contract negotiations with third parties for the purchase of its modular cell products. These contracts have an approximate aggregate value of $7,000.


         The Company believes that its present financial position and the above plan will result in improved operating results and generate sufficient working capital to allow it to continue as a going concern.


2.       Sale of Business Segment


         On March 30, 2001, the Company closed a transaction involving sale of assets by its majority owned subsidiary Mark Technical, Inc. ("Mark Technical"), formerly known as MarkCare Medical Systems, Inc. ("MarkCare") to MMSI Acquisitions Corp. ("MMSI"), a newly established wholly owned subsidiary of MediSolution Ltd. ("MediSolution"), a Canadian based company engaged in offering information systems to the health care industry.


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

         Prior to the due date of the promissory note, June 30, 2001, the Company was advised by MMSI that they were evaluating the value of the net assets transferred and they might be entitled to an offset against the promissory note for differences in the valuation of the net assets. Under a 30-day standstill agreement, dated July 3, 2001, and extended through September 3, 2001, both parties agreed to take no action until supporting documentation is prepared. As of September 28, 2001, the Company has not received documentation to support their allegations. The Company has advised MMSI that they have until October 19, 2001, to produce their supporting documentation, at which time the Company will revaluate its position. While the Company disputes MMSI's claims, it has recorded a liability for potential expenditures arising from this matter.

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

         d. Cash equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

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

                  Basic and diluted losses per share amounts were equivalent for the years ended June 30, 2001, 2000 and 1999.

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


                  Revenues from three customers approximated 42%, 23% and 20% of total revenues for the year ending 2001. For the year ended 2000, revenues from three customers approximated 28%, 22% and 18% of total revenues. Revenues from three customers approximated 46%, 13% and 11% of total revenues for 1999.



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

           The following related party transactions are included in the accompanying financial statements:

                                                    Years Ended
                                                     June 30,
                                  ----------------------------------------------
                                      2001             2000             1999
                                  ------------     ------------     ------------

        Purchases                 $        223     $        358     $        181
        Consulting services                 31             --                 33


           As a result of current and prior years' transactions, the Company has net balances due to the following related parties, which will be settled in the ordinary course of business:

                                                               Years Ended
                                                                June 30,
                                                       -------------------------
                                                          2001           2000
                                                       ---------       ---------

           Mark Lighting Fixture Co., Inc.             $      21       $   --
           Carl Coppola                                       97             100
                                                       ---------       ---------

           Due to related parties                      $     118       $     100
                                                       =========       =========

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


6.         Long-Term Debt:

           a.    Long-term debt consists of the following:

                                                                June 30,
                                                       -------------------------
                                                          2001           2000
                                                       ---------       ---------
                 Convertible notes payable, with
                    interest accruing at a rate of
                    7% per annum, principal and
                    interest will be due and payable
                    in April 2002; the note is
                    immediately convertible into
                    shares of Common Stock in whole
                    or in part in minimum increments
                    of $25 of principal                $   1,880       $   2,000

                 Other                                      --               402
                                                       ---------       ---------

                        Total long-term debt               1,880           2,402
                    Less current portion                     750             402
                                                       ---------       ---------

                        Long-term debt, excluding
                        current portion                $   1,130       $   2,000
                                                       =========       =========


           On September 26, 2001, the Company entered into a compromise agreement with the holder of the convertible notes payable in the amount of $1,880. Under the terms of the agreement the Company will pay $1,000 in full satisfaction of the outstanding indebtedness and accrued interest. The compromise amount is payable in four (4) equal installments of $250 due upon execution of the agreement, November 30, 2001, February 28, 2002 and March 1, 2003. The initial payment was made on September 26, 2001.

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

                 On July 1, 1999, the Company borrowed $200 under a 10% note. The note was exchanged for 20,000 shares of Series D Preferred Stock in September 1999.

                 The Company has charged to operations for the year ending June 30, 2000, $86 of imputed interest expense on Convertible Debentures, which represents the discount on conversion of each of the above Convertible Debentures.


7.         Fair Value of Financial Instruments:

           The estimated fair value of the Company's convertible debt as of June 30, 2001 is as follows:

                                              Carrying           Fair
                                               Amount            Value
                                             ----------        ---------

           Convertible debt                  $    1,880        $   1,000

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

           d.    Loss per common share

                 The reconciliation of EPS for the years ended June 30, 2001, 2000 and 1999 is as follows:

                                                                                          Years Ended
                                                                                           June 30,
                                                                    -------------------------------------------------------
                                                                         2001                2000                1999
                                                                    ---------------     ---------------     ---------------

                      Net  income/(loss)                            $          (299)    $        (4,388)    $        (1,710)
                      Less imputed preferred stock dividend                    --                  --                    63
                                                                    ---------------     ---------------     ---------------
                      Loss available to common
                         shareholders                               $          (299)    $        (4,388)    $        (1,773)
                                                                    ===============     ===============     ===============

                      Weighted average shares outstanding                 8,266,676           6,112,534           4,945,257
                                                                    ===============     ===============     ===============

                      Loss per share                                $          (.04)    $          (.72)    $          (.36)
                                                                    ===============     ===============     ===============

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

                 The following information relates to shares under option and shares available for grant under the Plan:

                                                                                  Years Ended
                                                                                    June 30,
                                           ---------------------------------------------------------------------------------------
                                                      2001                           2000                          1999
                                           ---------------------------   ---------------------------   ---------------------------
                                                            Weighted                      Weighted                      Weighted
                                              Shares         Average        Shares         Average        Shares         Average
                                           ------------   ------------   ------------   ------------   ------------   ------------

        Outstanding, beginning of year           95,125   $       3.29        107,750   $       5.53         99,875   $       5.80
        Granted                                    --             --          108,500           1.32         17,250           4.00
        Canceled                                (78,125)         (3.56)       (81,625)         (5.93)        (9,375)         (5.58)
        Exercised                                  --             --          (39,500)         (1.13)          --             --
                                           ------------   ------------   ------------   ------------   ------------   ------------

        Outstanding, end of year                 17,000   $       2.06         95,125   $       3.29        107,750   $       5.53
                                           ============   ============   ============   ============   ============   ============

              Available for issuance
                 under Plan                     173,500                        95,375                       122,250
              Weighted average
                 contractual life (years)          1.32                          1.97                          1.23
              Shares subject to
                 exercisable option              17,000                        95,125                       107,750

           f.    Stock warrants

                 Outstanding warrants are as follows:

                                                                                  Years Ended
                                                                                    June 30,
                                           ---------------------------------------------------------------------------------------
                                                      2001                           2000                          1999
                                           ---------------------------   ---------------------------   ---------------------------
                                                            Weighted                      Weighted                      Weighted
                                              Shares         Average        Shares         Average        Shares         Average
                                           ------------   ------------   ------------   ------------   ------------   ------------
              Warrants outstanding,
                 beginning of year              667,050   $       3.44      1,135,000   $       8.23      1,061,667   $       9.72
              Granted                           650,000            .15        293,300           2.05        198,750           3.58
              Exercised                        (214,550)         (3.70)      (467,500)         (2.09)          --             --
              Expired                              --             --         (293,750)         (2.46)      (125,417)         13.44
                                           ------------   ------------   ------------   ------------   ------------   ------------
              Warrants outstanding,
                 end of year                  1,102,500   $       1.94        667,050   $       3.44      1,135,000   $       8.23
                                           ============   ============   ============   ============   ============   ============
              Weighted average
                 contractual life (years)                         3.30                          2.09                          2.17

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

           The Company's pro forma information follows:

                                                                               Years Ended
                                                                                June 30,
                                                             ----------------------------------------------
                                                                 2001             2000             1999
                                                             ------------     ------------     ------------

                     Pro forma net (loss)                    $       (379)    $     (4,458)    $     (1,772)
                     Pro forma loss per common share                 (.05)            (.73)            (.37)

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

                 Future minimum rental payments under these operating leases are as follows:

                        Year Ended
                         June 30,
                        ----------
                           2002                                       $     235
                           2003                                             264
                           2004                                             287
                           2005                                              98
                                                                      ---------

                           Total future minimum rental payments       $     884
                                                                      =========

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

                 Future minimum lease payments are as follows:

                    Year Ended
                     June 30,
                    ----------
                       2002                                           $      82
                       2003                                                   5
                                                                      ---------

                    Total future minimum lease payments                      87
                    Less: amount representing interest                        8
                                                                      ---------
                    Present value of net future minimum lease
                         payments                                            79
                    Less: current portion of obligations under
                         capital leases                                      74
                                                                      ---------
                    Long-term portion of obligations under
                         capital leases                               $       5
                                                                      =========

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

           The deferred tax asset arising from the New Jersey NOL is comprised of the following:

                                                            June 30,
                                               ---------------------------------
                                                    2001               2000
                                               --------------     --------------

           Sale of net operating loss          $          284     $          572
                                               ==============     ==============

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