Form 10-K
period 2002-06-30
MARK SOLUTIONS INC
filed 2002-10-15
CIK 807397

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

    For the fiscal year ended June 30, 2002

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from   _____________  to __________________


                           Commission File No. 0-17118


                              Mark Holdings, Inc.
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      11-2864481
    --------------------------                   -----------------------
  (State or other jurisdiction              (I.R.S. employer identification no.)
   of incorporation or organization)


1135 Clifton Avenue, Clifton, New Jersey                             07013
------------------------------------------                        ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code           (973) 773-8100
                                                           -----------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
-------------------------            ------------------------------------------
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

         The aggregate market value of the 9,179,830 shares of Common Stock held by non-affiliates of the Registrant on September 27, 2002 was $372,878 based on the closing bid price of $0.04 on September 27, 2002.

         The number of shares of Common Stock outstanding as of September 27, 2002 was 9,714,606.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.  Current Business

         Mark Holdings, Inc. ("Mark" or "The Company" or "We") is a Delaware corporation, which operates its only business through a division of a wholly owned subsidiary, Mark Solutions, Inc. ("Mark Solutions"). The division is known as Mark Correctional Systems.

         The business consists of the design, manufacture, and installation of modular steel jail cells for correctional institution construction. We market our modular steel products by responding to public bids and by pursuing joint ventures and affiliations with other companies to solicit design/build correctional facilities.

         Until March 30, 2001 we also operated a subsidiary, MarkCare Medical Systems, Inc., ("MarkCare"), a company engaged in the development of software applications for medical diagnostic, archiving and communications systems
(PACS).

         As of March 30, 2001 we completed a transaction involving the sale of substantially all of MarkCare's assets to MMSI Acquisition Corp. ("MMSI"), a newly established wholly owned subsidiary of MediSolution Ltd. ("MediSolution"), a Canadian based company engaged in offering information to the health care industry.

         Pursuant to the terms of an Asset and Stock Purchase Agreement, MMSI purchased substantially all of the assets of MarkCare and assumed certain specific liabilities. The sale also included all of the issued and outstanding common stock of MarkCare Medical's wholly owned United Kingdom subsidiary, MarkCare Medical Systems, Ltd. Under the terms of the Agreement, MarkCare Medical Systems Korea, Ltd., a wholly owned subsidiary, was to be liquidated. Since the sale contemplates the sale of the name "MarkCare," we formed a new wholly-owned subsidiary, Mark Technical, Inc. to act as the Seller of Mark Corrections.

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

         Prior to the due date of the promissory note, June 28, 2001, we were advised by MMSI that they were evaluating the value of the net assets transferred and that they might be entitled to an offset against the $500,000 promissory note for differences in the valuation of the net assets. Under a 30-day standstill agreement, dated July 3, 2001, and extended through September 3, 2001, both parties agreed to take no action until supporting documentation is prepared and furnished. The Company had requested written substantiation of the claims and as of October 22, 2001 had not received such substantiation. As a result, on October 26, 2001 the Company filed a complaint for an accounting, the imposition of a constructive trust and other relief in the Superior Court of New Jersey, Chancery Division. (See "Litigation").

                       MARK CORRECTIONAL SYSTEMS DIVISION

         Our sole business today consists of manufacturing and distribution modular steel jail cells through our Mark Correctional Systems Division.


Modular Cells

         Since the initial sale of our prefabricated modular steel cells for correctional facilities in 1989, we have manufactured and sold security prison cells in 16 states including Indiana, Illinois, New York, New Jersey, Michigan, Missouri, Washington, Wisconsin, South Carolina and Minnesota as well as the Commonwealth of Puerto Rico. Revenues generated by the sale of cells to correctional facilities totaled $11,187,000 for the fiscal year ended June 30, 2002. For the year ended June 30, 2002 the following projects accounted for 77.1% of our total operating revenue:

                                                     Percentage of Fiscal 2002
         Project                                     Operating Revenue
         -------                                     -----------------

MacDougall Correctional Institution                           46.6%
Suffield, Connecticut
320 cells


Monroe County Jail Expansion                                  21.0%
Rochester, New York
424 cells


Renovation of Cellhouse "G"                                    9.5%
Pendleton Correctional Facility
Pendleton, Indiana
265 cells

         As of September 27, 2002 we had a backlog of $1,546,000 in modular cell orders as compared to a backlog of $6,803,000 as of September 28, 2001.

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

         In connection with some government construction projects, we are required to provide performance and completion bonds as a condition to submission or participation in a bid. Due to our limited working capital, we have generally been unable to obtain bonds without the assistance and guarantee of third parties including our President and/or another business entity owned by an outside director. See "Item 13. Certain Relationships and Related Transactions". To date, we have not limited our bidding activity nor lost any projects due to our limited bonding capacity. However, in the event we are awarded multiple projects, the inability to obtain bonds may limit the number of additional projects we can pursue and this could have a material adverse effect on operations.


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

         We normally design prototypes of our modular cells for marketing, sales and trade show demonstrations. Our marketing and sales efforts are managed by our Executive Vice President and include in-person solicitations, direct mail campaigns and participation in industry trade shows. We presently market and sell our modular cells directly and through independent manufacturers' representatives. Our sales network consists of four (4) outside sales representatives that service all of the United States and foreign countries including Canada and Latin America. Each representative generally enters into an agreement with us, which contains certain non-disclosure restrictions and provides for payment on a commission basis.


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


Employees

         As of September 27, 2002, we had two executive management employees, two plant management employees, two sales employees, two engineering employees and two office and clerical employees. We also employ 13 hourly employees in our manufacturing facility who are subject to a three-year collective bargaining agreement, which expires on November 4, 2003. We believe our relationship with our employees to be good.


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

New Developments

         In July, 2000 and as a result of a general slowdown in correctional projects throughout the United States, our Board of Directors undertook a review of the overall past performance of the jail cell business. The Board concluded that it was in the best interests of the Company to dispose of the jail cell business and seek to acquire a new business or merge with another business. A primary factor in concluding the foregoing was the fact that over the past eleven years the Company has not been able to achieve any meaningful consistency in sales growth and as a result the Company cannot anticipate any real growth or profitability.

         As a result of the decision, the Board authorized management to investigate a possible sale of the business. In addition, Management also obtained an independent appraisal of the market value of the equipment and a valuation of the Mark Correctional business. Management thereafter sought potential buyers, but with little success. However, in January, 2002, Mr. Michael J. Rosenberg, an executive vice president with the Company, made an offer through his wholly-owned company Rite-Way of New Jersey to purchase the business.

         On April 4, 2002, an Asset Purchase Agreement (the "Agreement") was entered into between Rite-Way and the Company subject to approval by the Company's shareholders. The Agreement provided that the Company shall receive $2,500,000 subject to a valuation of the net assets at the time of closing. In addition, the Agreement provided that at closing Rite-Way was entitled to retain at least $400,000 of the cash on hand and the Company was to receive a minimum of $500,000 of the remaining cash on hand up to a maximum of $1,000,000. We were also to receive an additional $500,000 of cash from Rite-Way at closing. This amount was being advanced to Rite-Way from a third party. The balance of the purchase price was to be paid by Rite-Way in 36 monthly installments, which also included interest.

         After the Agreement was entered into, the Company filed a preliminary proxy statement with the Securities and Exchange Commission ("SEC") which proxy statement was to be furnished to shareholders in connection with a proposed annual meeting at which shareholders would be asked to approve the sale of Mark Correctional Systems to Rite-Way as well as approval of certain other proposals. The preliminary proxy statement generated substantial comments from the Commission's Staff and by the time the Company had completed addressing those comments, the annual report on Form 10-K for the fiscal year ended June 30, 2002 was then due under Commission rules.

         The Asset Purchase Agreement by its terms has now automatically expired because the transaction had not closed by August 31, 2002. The parties have indicated their intention to revive the Agreement. However, we have insisted that Rite-Way obtain some additional funding to ensure that the Company would have available working capital and would be able to meet its commitments as they became due. Rite-Way has now received a written commitment for additional funding from a third party and accordingly we intend to reinstate the Agreement to sell the jail cell manufacturing business to Rite-Way subject to approval of the shareholders at an annual meeting to be held within the next two months.

         If the sale is approved by the shareholders and then finalized, the Company will have no operating business and it will essentially be a "shell." Management's intention is to acquire another business or merge with another company.

         In this regard in June 2001 the Company had preliminary talks with Globalitronix, Inc. ("Globalitronix"). That company is an Internet application service provider which licenses software to enable companies to perform self-underwritings over the Internet. Globalitronix proposed a merger, whereby it would merge into a newly established subsidiary of the Company. We loaned $330,000 to Globalitronix for working capital. Repayment of the loan in installments was to commence on July 1, 2002; however Globalitronix requested an extension until October 1, 2002. Globalitronix defaulted, but requested additional time to repay the loan. Without waiving our rights, we have agreed to extend the time for at least 30 days. Owing to the default by Globalitronix we have charged operations $330,000. See "Notes to Financial Statements."

         With respect to the proposed merger between the Company and Globalitronix, our directors concluded that the merger was not in the Company's best interest at that time.

         We are looking at other companies for a possible acquisition or merger. Management has had only very preliminary conversations with representatives from other companies. Nothing of any definitive nature has developed from these preliminary conversations.

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


Item 3.  Legal Proceedings

         As stated previously in "Current Business," we commenced legal proceedings in Superior Court of New Jersey against MMSI Acquisition Corp. and its parent, MediSolution for breach of contract and failure to pay the $500,000 which represented part of the purchase price for MarkCare. Both defendants failed to appear and a default judgment was entered. MediSolution then moved to vacate the default. We voluntarily vacated the default as requested by the defendants , since it was the opinion of New Jersey counsel that the Court would vacate the default. Subsequently we refiled the action in Superior Court, Province of Quebec, District of Montreal. The action is entitled Mark Solutions, Inc. and Mark Technical vs. MediSolution, Ltd. and MMSI Acquisition Corp. File No. 500-05--072288-028. The action seeks payment of the $500,000 note, which is in default together with interest of approximately $30,000. The defendants have counterclaimed claiming that MarkCare breached its agreement and that the status of certain accounts receivable was misrepresented. The defendants seek damages of approximately $2,500,000.

         The Company believes its claim for payment of the $500,000 note is meritorious. With respect to the counterclaim, the defendants raised the same issues when the note was originally due and the defendants were invited to submit proof that certain of the accounts receivable were not as represented by MarkCare. The defendants failed to do so. The Company is of the opinion that the counterclaims are without merit. At the present time the case is in its very preliminary stages with only a complaint and answer on file. It is anticipated that discovery will commence within the next two months.

         There are no other material legal proceedings pending.


Item 4.  Submission of Matters to Vote of Security Holders

         (a) During the fiscal year ending June 30, 2002 no matters were submitted to a vote of security holders. However, the Company intends to submit the proposed sale of the Mark Correctional Division to shareholders for their approval within the next two months.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         (a)  Market Information.

         The following table sets forth for the fiscal years ended June 30, 2000, 2001 and 2002 indicating the quarterly high and low bid prices of our Common Stock, after giving effect to the 1-for-4 reverse split effected on June 15, 1999. The Common Stock traded on the Nasdaq SmallCap Market under the symbol "MSOL" through January 18, 2001. On January 19, 2001 our common stock was delisted from the NASDAQ SmallCap Market because it traded at prices below the minimum requirements for listing on that market. The stock is now traded on the NASDAQ OTC Bulletin Board.

                                           Common  Stock
                             -------------------------------------------
                                     High                  Low
                                     ----                  ---
2000
1st Quarter                          6.63                  3.25
2nd Quarter                          3.25                  1.09
3rd Quarter                          1.28                  . 50
4th Quarter                          3.25                  1.09

2001
1st Quarter                          1.28                  .50
2nd Quarter                          1.06                  .06
3rd Quarter                           .19                  .06
4th Quarter                           .14                  .03

2002
1st Quarter                           .08                  .02
2nd Quarter                           .13                  .03
3rd Quarter                           .23                  .08
4th Quarter                           .21                  .10


         Over-the-counter quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

         (b)  Holders.

         As of September 27, 2002, there were 192 holders of record of the Common Stock. We estimate the number of beneficial holders of its Common Stock to be in excess of 580.

         (c)  Dividends.

         We have never paid and do not intend to pay in the foreseeable future, cash dividends on its Common Stock.

         (d)  Sales of Unregistered Securities.

         There were no sales of unregistered securities during the Fiscal Years ended June 30, 2001 and 2002.

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

         Income Statement Data:

                                                              Fiscal Years Ended June 30,
                                                    (in thousands, except share and per share data)
                                       -----------------------------------------------------------------------
                                            2002           2001           2000           1999           1998
                                       -----------    -----------    -----------    -----------    -----------
Revenues                               $    11,187    $     8,513    $    11,671    $     8,497    $    12,708
                                       -----------    -----------    -----------    -----------    -----------
Costs and Expenses:
 Cost of Sales                               8,170          5,762          9,728          5,689          9,928
General and administrative                   2,101          2,328          1,912          2,449          2,268
 Loan impairment                               330           --             --             --             --
 Marketing costs                               453            424            681            562            434
 Litigation settlement                        --               98            250            396           --
                                       -----------    -----------    -----------    -----------    -----------
  Total Costs and Expenses                  11,054          8,612         12,571          9,096         12,630

Operating Income /(loss)                       133            (99)          (900)          (599)            78

Net Other (Expense)                            (51)          (214)          (139)          (124)           (55)

Income Tax (Expense)/Benefit                   (86)          --               83            760-          --
                                       -----------    -----------    -----------    -----------    -----------

(Loss)/ income from
  Continuing Operations                         (4)          (313)          (956)            37             23
                                       -----------    -----------    -----------    -----------    -----------
Income from Sale of Discontinued
Segment (net of income tax provision
  of $--,$620)                                (237)           928           --             --             --
(Loss) From Discontinued Operations
(net of income tax benefit of
  $--,$620, $24, $240,
  $---,respectively)                          --             (914)        (3,432)        (1,747)        (2,411)

Extraordinary gain on extinguishment
  of debt                                    1,069           --             --             --             --
                                       -----------    -----------    -----------    -----------    -----------
Net Income (Loss)                      $       828    $      (299)   $    (4,388)   $    (1,710)   $    (2,388)
                                       ===========    ===========    ===========    ===========    ===========

Income (Loss) per Share from
  Continuing Operations                $      --      $      (.04)   $      (.16)          $.01-   $      --
                                       -----------    -----------    -----------    -----------    -----------

Weighted Average Shares Outstanding      9,697,106      8,266,676      6,112,534      4,945,257      4,414,101

         Balance Sheet Data:

                                                             Fiscal Years Ended June 30,
                                                    (in thousands, except share and per share data)
                                         ---------      ---------      ---------      ---------      ---------
                                            2002           2001           2000           1999           1998
                                         ---------      ---------      ---------      ---------      ---------
Working Capital                       $        838    $       929    $              $     1,135    $     3,210
Net Property and Equipment                     297            485            790            920            284
Total Assets                                 3,010          5,424          5,304          7,862          5,020
Current Liabilities                          1,839          3,966          2,825          4,824            866
Other Liabilities                               20          1,135          2,073            485          1,039
Temporary Stockholders' Equity                --             --             --             --             1220
Stockholders' Equity (Deficiency)            1,151            323            406          2,553          3,115

         Selected Financial Data (unaudited)

The following is a summary of unaudited quarterly results for the years ended June 30, 2002 and 2001

                                             First Quarter          Second Quarter         Third Quarter        Fourth Quarter
                                             -------------          --------------         -------------        --------------
                                         2002        2001         2002         2001       2002        2001       2002     2001
                                      ---------   -----------  ----------   ---------   ---------    -------   ---------  -------

Revenues                              $   3,292   $       199  $    2,155   $   1,244   $   4,179    $ 2,913   $   1,561  $ 4,157
                                      ---------   -----------  ----------   ---------   ---------    -------   ---------  -------
Gross Profit                              1,129          (385)        896         708         818      1,105         174    1,323
                                      ---------   -----------  ----------   ---------   ---------    -------   ---------  -------
    Income (Loss) from Continuing
      Operations                            473          (782)        233        (134)        122        645        (832)     (42)
                                      ---------   -----------  ----------   ---------   ---------    -------   ---------  -------

    Loss from sale of discontinued
      segment                              --            --          (200)       --           (37)       928        --       --
    Loss from operations of
      discontinued Segment                 --            (107)       --          (729)       --           42        --       (120)

    Gain on extinguishments of debt       1,121          --          --          --          --         --           (52)    --
                                      ---------   -----------  ----------   ---------   ---------    -------   ---------  -------
Net Income (Loss)                     $  (1,594)  $      (889) $       33   $    (863)  $      85    $ 1,615   $    (884) $  (162)
                                      =========   ===========  ==========   =========   =========    =======   =========  =======

Basic:

    Income (Loss) per share from
      continuing operations           $     .05   $     (0.11) $      .02    $   (.02)  $    0.01    $  0.08   $    (.09) $  (.01)
    Income (Loss) per share from
      sale of discontinued segment         --             --         (.02)       --          --         0.12        --       --


    Income (Loss) per share from
      discontinued operations              --           (0.01)       --         (0.10)       --         --          --       (.01)

    Gain on extinguishments of debt         .11          --          --          --          --         --          (.01)    --
                                      ---------   -----------  ----------   ---------   ---------    -------   ---------  -------

     Net Income (Loss) per share      $     .16   $     (0.12) $     --     $   (0.12)  $    0.01    $  0.20   $    (.09) $  (.02)
                                      ---------   -----------  ----------   ---------   ---------    -------   ---------  -------


Diluted:
    Income (Loss) per share from
      continuing operations           $     .05   $     (0.11) $      .02   $    (.02)  $    0.01    $  0.08   $     .09  $  (.01)
    Income (Loss) per share from
      sale of discontinued segment         --            --          (.02)       --          --         0.12        --       --
     Income (Loss) per share from
      discontinued operations              --           (0.01)       --         (0.10)       --         --          --       (.01)

    Gain on extinguishments of debt         .11          --          --          --          --         --          (.01)    --
                                      ---------   -----------  ----------   ---------   ---------    -------   ---------  -------


     Net Income (Loss) per share      $     .16   $     (0.12) $     --     $   (0.12)  $    0.01    $  0.20   $    (.09) $ (0.02)
                                      ---------   -----------  ----------   ---------   ---------    -------   ---------  -------


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                 (All figures expressed below are in thousands)

         General

         Our results of operations, liquidity, and working capital position have been historically impacted by sporadic sales of our principal product, modular steel cells. Since the inception of our business we have not been able to achieve any consistency in revenues.

         Our modular steel cell is an alternative to traditional construction methods, and penetration into the construction market has met resistance typically associated with an unfamiliar product. Historically the market has been dominated by contractors utilizing concrete and other traditional materials. As such, it has been difficult for us to make any meaningful penetration into construction of correctional institutions. Accordingly, we have been, and will continue to be, subject to sales fluctuations until our modular cell technology achieve broader acceptance in the construction market. We promote our steel cells to the architectural, engineering, and construction communities by making sales presentations, participating in trade shows, conducting selected direct mail campaigns and engaging in other marketing activities.

         We have continued to aggressively pursue steel cell projects and are attempting to persuade the construction industry to increase the use of steel cells. However, we have not achieved any meaningful success in our efforts to increase our profitability. We will continue to review our overhead and personnel expenses based on operating results and prospects.

         We are continually bidding on and soliciting joint venture opportunities regarding construction projects. We currently have bids pending of approximately $5,319 in modular cell projects. There can be no assurances that any of our actual bids will be accepted. We are investigating other potential projects for possible bidding.

         For the year ended June 30, 2002, we were awarded $8,136 of a total of $23,249 in correctional cell projects for which we submitted bids.


Results of Operations

         All of our operating revenues for the reported periods were derived from the sale of our modular steel cells.


Fiscal Year Ended June 30, 2002 ("Fiscal 2002") Compared to
Fiscal Year Ended June 30, 2001 ("Fiscal 2001")

         Revenues from continuing operations for Fiscal 2002 increased 31.7% to $11,187 from $8,513 for Fiscal 2001. The increase is attributable to one large modular steel cell contract which we obtained in Fiscal 2002.

         Cost of sales from continuing operations for Fiscal 2002, consisting of materials, labor and factory overhead expense increased 42.8% to $8,170 from $5,762 for Fiscal 2001. Cost of sales as a percentage of revenues was 73.0% for Fiscal 2002 as compared to 67.7% for Fiscal 2001. For the first nine months of Fiscal 2002 we were able to control our costs. In the last quarter of Fiscal 2002 sales declined because outstanding bids were rejected. We also incurred additional labor costs to complete contracts in progress and as a result the cost of sales as a percentage of sales increased for the entire year.

         Selling, general and administrative expenses from continuing operations, exclusive of marketing costs for Fiscal 2002 decreased to $2,101 from $2,328 for Fiscal 2001. This decrease reflects the Company's efforts to control its costs.

         During Fiscal 2002 we recorded a charge to operations of $330 to reflect an impairment against loans and advances to a third party. Although we have received indications from the debtor that it intends to repay, we determine the collectibility to be doubtful.

         Marketing costs from continuing operations, which includes commissions and related costs for Fiscal 2002 increased 6.8% to $453 from $424 for Fiscal 2001. Although we were able to reduce our cost in certain marketing areas, such as the curtailment of travel expenses and attendance fewer trade shows, we were not able to reduce our reliance on outside sales people which resulted in higher commission expense on contracts obtained.

         Interest expense for Fiscal 2002 was $57 compared to $231 for Fiscal 2001. The decrease in interest expense was due to a compromise agreement with a major lender and repayment of a loan due an officer.

         For Fiscal 2002, we were able to decrease our loss from continuing operations from $313 in Fiscal 2001 to $4 in Fiscal 2002. The primary reason for the decrease in the loss was increased revenues and our continued efforts to control selling, general, administrative and marketing costs as discussed above.

         During Fiscal 2002 the Company recorded a loss from the sale of MarkCare of $237. This amount includes a write down of $200 of the sales price due form MediSolution in connection with a matter now in litigation. See "Litigation." The balance of $37 represents the default by MediSolution of certain obligations assumed in the sale.

         The extraordinary gain on extinguishments of debt in the amount of $1,069 was the result of the compromise agreement entered into by the Company with the holder of the convertible notes payable.



Fiscal Year Ended June 30, 2001 ("Fiscal 2001") Compared to
Fiscal Year Ended June 30, 2000 ("Fiscal 2000")

         Revenues from continuing operations for Fiscal 2001 decreased 27.1% to $8,513 from $11,671 for Fiscal 2000. The decrease is attributable to fewer modular steel cell contracts in fiscal 2001.

         Cost of sales from continuing operations for Fiscal 2001, consisting of materials, labor and fixed factory overhead expense decreased 40.8% to $5,762 from $9,728 for Fiscal 2000. Cost of sales as a percentage of revenues was 67.7% for Fiscal 2001 as compared to 83.4% for Fiscal 2000. As a result of obtaining modular steel cell contracts at more profitable margins, cost of sales as a percentage of sales decreased for Fiscal 2001.

         Selling, general and administrative expenses from continuing operations, exclusive of marketing costs for Fiscal 2001 increased 12.2% to $2,426 from $2,162 for Fiscal 2000. The increase is primarily due to the recording of an accrual for compensatory time earned primarily for two senior officers.

         Marketing costs from continuing operations, which includes commissions and advertising costs for Fiscal 2001 decreased 37.7% to $424 from $681 for Fiscal 2000. This decrease was due to our continued focus on cost containment: curtailing both traveling and related expenses such as attendance at trade shows. In addition, we reduced our reliance on outside sales people, which resulted in a reduction of commissions.

         For Fiscal 2001 our loss from continuing operations was $313, a decrease of 67.3% from a loss of $956 for Fiscal 2000. The primary reason for the decrease in the loss from continuing operations was the increased profit margins on our contracts.

         The loss from discontinued operations net of taxes decreased 73.3% to $914 for Fiscal 2001 from $3,432 for Fiscal 2000 as a result of the sale of MarkCare's assets on March 30, 2001 and the resulting elimination of administrative and operating costs for the MarkCare segment.

Liquidity and Capital Resources

         As stated previously, we entered into an Asset Purchase Agreement on April 4, 2002. The Agreement has expired by its terms. The Company and the proposed buyer Rite-Way intend to revive the Agreement and if approved by shareholders, the Company will sell Mark Correctional which is the sole operating business.

         Under the terms of the Agreement, the purchase price is $2,500 subject to valuation of the net assets at time of closing. At closing we will receive a $500 down payment, cash on hand in the Mark Correctional Division of at least $500 up to a minimum of $1,000 and the balance in 36 equal monthly installments together with interest. If there is a cash shortfall at closing, we will receive a 90-day note from Rite-Way for the difference between the actual cash on hand we receive and $1,000. We shall therefore receive in total $3,500 subject to adjustment of the net book value at the time of closing. If the sale is approved by Shareholders and consummated, the Company will use the proceeds of the sale to acquire another business or enter into a business combination with another company. Accordingly, we are unable to predict what our working capital requirements will be under those circumstances.

         If the sale is not consummated, we will consider our options of whether to continue the business or close the business by completing our current backlog and disposing of our fixed assets in private sales and satisfying our contractual obligations. If we elect to continue the business, we will require additional capital for which we would principally look to private sources in the form of debt or equity financing.


Other Matters

         As of June 30, 2002, we have net operating loss carry-forwards of approximately $29,350. Such carry-forwards begin to expire in the year 2018 if not previously used. The utilization of the loss carry forwards will be subject to annual limitations under Section 382 of the Internal Revenue Code. The $29,350 carry-forward is available to offset future taxable income. Since realization of the tax benefits associated with these carry-forwards is not assured, a full valuation allowance was recorded against these tax benefits as required by SFAS No. 109.


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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                        Not Applicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The following table sets forth the names and ages of the members of Our Board of Directors and its executive officers.

Name                               Age     Position
Carl Coppola (1)                    63     Chairman of the Board,
                                           President, Chief Executive Officer
Michael J. Rosenberg (2)            57     Vice President - Marketing and Sales
Richard Branca (2)                  54     Director
Ronald E. Olszowy (2)               55     Director
William Westerhoff (1)(2)           64     Director

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

Michael J. Rosenberg has been Vice President - Marketing and Sales for Mark since 1990. Mr. Rosenberg is the president and sole shareholder of Rite-Way. If the sale of Mark Correctional is consummated, Mr. Rosenberg will resign his position with the Company.

Richard Branca has been a Director of Mark since November 18, 1992. Since 1970 Mr. Branca has been President and Chief Executive Officer of Bergen Engineering Co., a construction company. Mr. Branca has indicated that he will not stand for re-election as a director at the next annual meeting of shareholders.

Ronald E. Olszowy has been a Director of Mark since November 18, 1992. Since 1966, Mr. Olszowy has been President and Chief Executive Officer of Nationwide Bail Bonds, which provides bail, performance and fidelity bonds. Mr. Olszowy has also been President of Interstate Insurance Agency since 1980.

William Westerhoff has been a director of Mark since November 18, 1992 and currently resides in Florida. Mr. Westerhoff has been retired since June 1992. On October 8, 2002 Mr. Westerhoff tendered his resignation, indicating to the Board that because of other commitments and the fact that he is so distant from the Company, which works as a hardship for him he decided to resign. Prior thereto, and for more than five years, Mr. Westerhoff was a partner of Sax, Macy, Fromm & Co., certified public accountants.


Directors Compensation

         As of March 2, 2001 the fee paid to each director for attendance at Board meetings was increased to $2 from $1. Each director is also reimbursed for actual travel expenses for each meeting attended. Historically we granted stock options to directors exercisable at the closing price of the Common Stock on the date of grant. We did not grant any stock options to directors in Fiscal 2002. See "Security Ownership of Certain Beneficial Owners and Management."

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


                                                Summary Compensation Table
                                               (expressed in actual dollars)
                                                                             Long Term Compensation
                                     Annual Compensation                         Awards/Payouts
                                     -------------------                         --------------

Name and                                                             Restricted
Principal                                            Other Annual       Stock       Options/       LTIP       All other
Position           Year    Salary ($)  Bonus ($)     Compensation     Awards $       SARS #       Payouts    compensation
Carl Coppola,      2002      $199,992         --               $--           --        --             --            --
President & CEO    2001       199,992         --           29,999(1)         --     200,000           --            --
                   2000       199,992         --                --           --     109,300           --            --

Michael            2002      $199,992         --                $-           --       $--             --            --
Rosenberg,         2001       197,500         --           108,074(1)        --        --             --            --
Vice President     2000       161,154         --                --           --     37,500            --            --

       (1) Represents accrued vacation time earned but not used.


                  Options / SAR Grants in Fiscal Year 2002 and 2001

       For the fiscal year ended June 30, 2002 we did not grant any stock options to any named executive officers.

         The following table sets forth individual grants of stock options to the named executive officers in the Summary Compensation Table for the fiscal year ended June 30, 2001.

                                                                                             Potential
                                                                                         Realizable Value
                                                                                         at Assumed Annual
                                                        Individual Grants                 Rates of Stock
                                                                                        price Appreciation
                                                                                        for Option Term (1)
                                       % of Total
                                         Options
                        Options        Granted to        Exercise
                        Granted       Employees in         Price         Expiration
 Name                   (#)(2)         Fiscal Year        ($/Sh)            Date           5%        10%
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


         Aggregated Option/SAR Exercises and Values for the fiscal Year Ended June 30, 2002 and 2001.

         We did not grant any stock options during the year ended June 30, 2002. The following table reflects transactions that occurred in the fiscal year ended June 30, 2001.

                                      2001

                                                                           Number of Securities    Value of Unexercised
                                                                          Underlying Unexercised   In-the-Money Options
                                                                          Options at Fiscal Year    At Fiscal Year End
Name                       Shares Acquired on                                       (#)                     ($)
                              Exercise (#)          Value Realized ($)         Exercisable/            Exercisable /
                                                                               Unexercisable           Unexercisable
Carl Coppola, CEO                  -0-                     -0-                  50,000/-0-                -0-/-0-
Carl Coppola, CEO                  -0-                     -0-                  150,000/-0-               -0-/-0-


Employment Agreements

         Pursuant to a three-year employment agreement expiring on June 30, 2000, that has been extended by action of the Board of Directors to December 31, 2002, Mr. Coppola receives an annual base salary of $200,000 and was granted three-year options to purchase 50,000 shares of Common Stock at an exercise price of $1.00, and 150,000 shares at an exercise price of $.08. In addition, Mr. Coppola is entitled to reimbursement of expenses not to exceed $15,000 annually and is provided with an automobile and maintenance and use reimbursement by us. Mr. Coppola's employment is terminable by us upon 90 days written notice and provides for a two-year non-compete period to take effect upon termination.

         We had a three-year employment agreement with Mr. Rosenberg which expired on December 1, 2001. A renewal of the contract has not yet been formalized. At the present time Mr. Rosenberg receives a salary of $200,000. In addition, we provide Mr. Rosenberg with an automobile and maintenance and use reimbursement. Until Mr. Rosenberg signs a new agreement, his employment by us is terminable at will.

Stock Option Plan

         Under Our 1993 Stock Option Plan (the "Option Plan"), options to purchase up to 250,000 shares of Common Stock may be granted to our key employees and officers or any of our subsidiaries. The Option Plan is designed to qualify under Section 422 of the Internal Revenue Code as an "incentive stock option" plan. We currently have 179,250 options available for grant under the Option Plan.


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


Beneficial Owner                                Number of Shares Owned             % of Shares Outstanding
----------------                                ----------------------             -----------------------
Carl C. Coppola                                      851,401 (1)                            8.0%
c/o Mark Solutions, Inc.
1135 Clifton Avenue
Clifton NJ 07013
-----------------------------------------------------------------------------------------------------------------
William Westerhoff                                   184,300 (2)                            1.7%
-----------------------------------------------------------------------------------------------------------------
Richard Branca                                       225,016 (3)                            2.1%
-----------------------------------------------------------------------------------------------------------------
Michael Rosenberg                                     54,725 (4)                             (5)
-----------------------------------------------------------------------------------------------------------------
Ronald E. Olszowy                                    196,800 (2)                            1.8%
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Executive officers and directors
as a group (5 persons)                             1,512,242 (6)                           14.2%
-----------------------------------------------------------------------------------------------------------------

(1) Includes 15,800 shares held in trust for the benefit of three children of Mr. Coppola. Mr. Coppola disclaims beneficial ownership of these shares. Also includes 359,300 shares of Common Stock issuable pursuant to options that are presently exercisable.

(2) Represents 184,300 shares of Common Stock issuable pursuant to options which are presently exercisable.

(3) Includes 208,766 shares of Common Stock issuable pursuant to options that are presently exercisable.

(4) Includes 25,000 shares of Common stock issuable pursuant to options which are presently exercisable.

(5)  Less than 1%

(6) Includes 961,666 shares of Common Stock issuable pursuant to warrants or options that are presently exercisable.


Item 13. Certain Relationships and Related Transactions.

         We purchase lighting fixtures, fabricating services and other related services from Mark Lighting Fixtures Co., Inc. ("Mark Lighting"), a company wholly owned by Carl Coppola, our President and Chief Executive Officer. For the fiscal year ended June 30, 2002, we paid Mark Lighting $107,000 for such goods and services.

         In the past, in connection with specific modular steel cell projects that require performance bonds, Mr. Coppola has provided third party guarantees.

         In October 1999, Mr. Coppola made a loan to us in the amount of $100,000. In December 2000 Mr. Coppola made an additional loan to us of $137,000 and was repaid $140,000 in April 2001. The remaining $97,000 due to Mr. Coppola was paid to him in December 2001.

         In August 2000, we entered into an agreement with Sherleigh Associates LLC, a company affiliated with Jack Silver, who had resigned as a director of the Company. The agreement provided that Sherleigh will introduce prospective investors, lenders or purchasers to us in an effort to facilitate a sale of or an investment in the Company. In the event of a sale transaction, Sherleigh will be due a cash fee totaling 5% of the transaction value. In the event of an investment, Sherleigh was to receive a cash fee equal to 10% of the investment and an amount of common stock purchase warrants equal to 10% of common shares issued to, or derived from options or warrants issued to such investor. As of September 27, 2002 Sherleigh has been unsuccessful in its efforts and did not receive any compensation during the fiscal years ended June 30, 2002 and 2001. Sherleigh had no involvement with the offer by Rite-Way. On August 23, 2002 this agreement expired.

                                     PART IV

Item 14. Controls and Procedures

Not applicable since Registrant's Fiscal Year ended June 30, 2002.

Item 15. Exhibits, Financial Statements Schedule and Reports of Form 8-K

  (a)(1)  Consolidated Financial Statements

              - Report of Independent Accountants                 F-1
              - Consolidated Balance Sheets for
                 June 30, 2002 and 2001                           F-2
              - Consolidated Statements of Operations
                 for fiscal years ended June 30, 2002,
                 2001 and 2000                                    F-4
              - Consolidated Statement of Stockholders'
                 Equity for fiscal years ended June 30,
                 2002, 2001 and 2000                              F-5
              - Consolidated Statements of Cash Flows
                 for fiscal years ended June 30,
                 2002, 2001 and 2000                              F-6
              - Notes to Consolidated Financial Statements        F-7
              - Chantrey Vellacott Report                         F-20


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

                  b)--  By-laws (Incorporated by reference to Exhibit 3
                        b) to our Form 10-K for the fiscal year ended June 30,
                        1998)

         4.       a)--  Specimen Stock Certificate (Incorporated by reference to Exhibit 4 a) to our Form 10-K for the fiscal year ended June 30, 1998)

         10.      Material Contracts

                  a)-- Employment Agreement between us 1. and Carl Coppola (Incorporated by reference to Exhibit 10 a) to our Form 10-K for the fiscal year ended June 30, 1997)

                  b)--  Employment Agreement between us and Michael Rosenberg

                  c)-- Incentive Stock Option Plan incorporated by reference to Exhibit 10(b) to our Form 10-K for the year ended June 30, 1998

                  d)-- Agreement between New York State and us dated July 17, 1996. (Incorporated by reference to Exhibit 10 d) to our Form 10-K for the fiscal year ended June 30, 1996)

                  e)-- Agreement between Data General Corporation and us dated March 18, 1996 as amended on January 20, 1997. (Incorporated by reference to Exhibit 10 e) to our Form 10-K for the fiscal year ended June 30, 1996)

                  f)-- Asset and Stock Purchase Agreement between Mark Technical, Inc. and MMSI Acquisition Corp. dated March 30, 2001. (Incorporated by reference to
                        Exhibit 10f) to our Form 8-K)

         21. Our subsidiaries Incorporated by reference to Exhibit 21 to our Form 10-K for the fiscal year ended June 30, 1998.)

         23.        Consents of Experts and Counsel

         24.        Power of Attorney (included on page 25)

 (b)      Reports on Form 8-K filed during the last quarter.


  Date of Report            Items Reported, Financial Statements Filed
  --------------            ------------------------------------------


   August 2, 2002           Item 5. Other Events- Disclosure of default on notes
                            receivable in the amount of $330,000

                                POWER OF ATTORNEY

         Mark Holdings, Inc., and each of the undersigned do hereby appoint Carl Coppola, its or his true and lawful attorney to execute on behalf of Mark Holdings, Inc. and the undersigned any and all amendments to this Report and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MARK HOLDINGS, INC.

      October 14, 2002                      By:  /s/ Carl Coppola
                                                -----------------------
                                                (Carl Coppola, Chief Executive
                                                Officer and President)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                         Title                             Date
---------                         -----                            ----

/s/ Carl Coppola                  Chief Executive Officer       October 14, 2002
--------------------------        President and Director
(Carl Coppola)                    (Principal Executive
                                  Officer)

/s/ Richard Branca
--------------------------
(Richard Branca)                  Director                      October 14, 2002

/s/ Ronald Olszowy
--------------------------
(Ronald E. Olszowy)               Director                      October 14, 2002

                                 CERTIFICATIONS
I, CARL COPPOLA, certify that:

1. I have reviewed this annual report on Form 10-K of Mark Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:    October 8, 2002

     S/ Carl Coppola
--------------------------
Carl Coppola, Chief Executive Officer


I, CARL COPPOLA, certify that:

1. I have reviewed this annual report on Form 10-K of Mark Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:    October 8, 2002

     S/ Carl Coppola
--------------------------
Carl Coppola, Principal Financial Officer

         The undersigned hereby certifies in his capacity as an officer of Mark Holdings, Inc. (the Company) that the Annual Report of the Company on Form 10-K for the year ended June 30, 2002 fully complies with the requirements of Section 13 (a) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such year and the results of operations of the Company for such year.

Date:    October 8, 2002

     S/ Carl Coppola
--------------------------
Carl Coppola, Chief Executive Officer and
       Chief Financial Officer

Board of Directors and Shareholders
Mark Holdings, Inc. and Subsidiaries
Clifton, New Jersey

We have audited the consolidated balance sheets of Mark Holdings, Inc. and Subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of MarkCare Medical Systems Limited, a wholly owned subsidiary, for the year ended June 30, 2000, which statements reflect a net loss of $2,617. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for MarkCare Medical Systems Limited, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mark Holdings, Inc. and Subsidiaries as of June 30, 2002 and 2001, and the results of its operations and cash flows for the three years ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and plans to dispose of its sole operating business raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                     HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
September 30, 2002

                      MARK HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                    ASSETS

                                                     June 30,
                                                     --------
                                                   2002     2001
                                                  ------   ------

CURRENT ASSETS:

 Cash and cash equivalents                        $  156   $  536
 Notes receivable                                     71      613
 Accounts receivable                               2,028    2,969
 Costs in excess of contract revenue
   recognized                                        323      427
 Inventories                                          25       25
 Deferred tax asset                                 --        284
 Prepaid expenses                                     74       41
                                                  ------   ------
   Total current assets                            2,677    4,895
                                                  ------   ------

PROPERTY AND EQUIPMENT:
  Machinery and equipment                          1,650    1,650
  Demonstration equipment                            227      227
  Office furniture and equipment                     292      284
  Leasehold improvements                             425      425
  Vehicles                                            17       17
  Property hold under capital lease                  302      275
                                                  ------   ------
                                                   2,913    2,878
  Less accumulated depreciation and
    amortization                                   2,616    2,393
                                                  ------   ------
    Net property and equipment                       297      485
                                                  ------   ------

OTHER ASSETS                                          36       44
                                                  ------   ------

                                                  $3,010   $5,424
                                                  ======   ======

                 See notes to consolidated financial statements

                      MARK HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (cont'd)
                 (in thousands, except share and per share data)

                                                              June 30,
                                                          2002        2001
                                                        --------    --------
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                      $  1,088    $  1,566
  Current maturities of long-term debt                       268         750
  Current portion of obligations under capital leases         13          74
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                  89         500
  Notes payable to officers/stockholders                    --            97
  Accrued liabilities                                        381         979
                                                        --------    --------
    Total current Liabilities                             1,839       3,966

OTHER LIABILITIES:
  Long-term portion of obligations under
    capital leases                                            20           5
  Long-term debt, excluding current maturities              --         1,130
                                                        --------    --------
                                                              20       1,135
                                                        --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 9,714,606 shares issued                       97          97
  Preferred stock, $1.00 par value, $10 liquidation
    value; 5,000,000 shares authorized:
  Additional paid-in capital                              36,881      36,881
  Deficit                                                (35,776)    (36,604)
  Treasury stock, at cost; 17,500 shares                     (51)        (51)
                                                        --------    --------
    Total Stockholders' Equity                             1,151         323
                                                        --------    --------

                                                        $  3,010    $  5,424
                                                        ========    ========


                 See notes to consolidated financial statements

                      MARK HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                    Years Ended June 30,
                                                             2002           2001           2000
                                                          -----------    -----------    -----------
Revenues                                                  $    11,187    $     8,513    $    11,671
                                                          -----------    -----------    -----------

  Costs and Expenses:
  Cost of sales                                                 8,170          5,762          9,728
  General, and administrative expenses                          2,101          2,328          1,912
  Loan Impairment                                                 330           --             --
  Marketing costs                                                 453            424            681
  Litigation settlement                                          --               98            250

                                                          -----------    -----------    -----------
    Total Costs and Expenses                                   11,054          8,612         12,571
                                                          -----------    -----------    -----------

Operating Income (Loss)                                           133            (99)          (900)
                                                          -----------    -----------    -----------

Other Income (Expenses):
  Interest income                                                   6             17             87
  Interest expense                                                (57)          (231)          (339)
  Other                                                          --             --              113
                                                          -----------    -----------    -----------
    Total Other Expenses                                          (51)          (214)          (139)
                                                          -----------    -----------    -----------

Pre-tax Income (Loss) from continuing operations                   82           (313)        (1,039)

Income Tax (Provision)/ Benefit                                   (86)          --               83
                                                          -----------    -----------    -----------
Loss from Continuing Operations                                    (4)          (313)          (956)
                                                          -----------    -----------    -----------

Discontinued Operations:
  (Loss)/Income from sale of discontinued segment, net
    of income tax provision of $0,$620,$0                        (237)           928           --
  Loss from operations of discontinued segment, net
    of income tax benefit of $0, $620, $24, respectively         --             (914)        (3,432)

Extraordinary gain on extinguishment of debt                    1,069           --             --

                                                          -----------    -----------    -----------
Net Income (Loss)                                         $       828    $      (299)   $    (4,388)
                                                          ===========    ===========    ===========


Basic Income (Loss) per Share
  Income (loss) per share from continuing operations      $      --      $     (0.04)   $     (0.16)
  Income from sale of discontinued segment                      (0.02)          0.11           --
  Loss from operations of discontinued segment                   --            (0.11)         (0.56)
  Extraordinary gain on extinguishment of debt                   0.11           --             --
                                                          -----------    -----------    -----------
  Income (Loss) per share                                 $      0.09    $     (0.04)   $     (0.72)
                                                          ===========    ===========    ===========


Weighted Average Number of
     Basic Shares Outstanding                               9,697,106      8,266,676      6,112,534
                                                          ===========    ===========    ===========


Dividends Paid                                            $      --      $      --      $      --
                                                          ===========    ===========    ===========

                 See notes to consolidated financial statements

                      MARK HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (in thousands, except share and per share data)


                                                                 Common Stock          Preferred Series A      Preferred Series B
                                                            ----------------------   ----------------------  ----------------------
                                                  Total       Shares       Amount      Shares       Amount     Shares      Amount
                                                ---------   ----------   ---------   ---------    ---------  ---------   ---------
Balance, June 30, 1999                          $   2,550    5,525,296   $      55      24,000    $      24      6,000   $       6
 Net loss                                          (4,388)        --          --          --           --         --          --
Cash investment in subsidiary                          60         --          --          --           --         --          --
Preferred stock conversion to common stock             11      222,278           2     (24,000)         (24)    (6,000)         (6)
Conversion of convertible debenture                   200         --          --          --           --         --          --
Issuance of common stock adjustment provision        --        493,000           5        --           --         --          --
Issuance of stock through private placement           200      100,000           1        --           --         --          --
Imputed interest on convertible debenture              86         --          --          --           --         --          --
Stock for debt conversion                             581      291,800           3        --           --         --          --
Warrants issued for services                           85         --          --          --           --         --          --
Employee stock option exercise                        131       59,500           1        --           --         --          --
Warrant exercise                                      904      450,499           4        --           --         --          --
Commissions and related fees                          (14)        --          --          --           --         --          --
                                                ---------   ----------   ---------   ---------    ---------  ---------   ---------

Balance, June 30, 2000                                406    7,142,373          71        --           --         --          --

 Net loss                                            (299)        --          --          --           --         --          --
Stock issued for debt                                  92       89,000           1        --           --         --          --
Preferred stock conversion to common stock                     387,816           4        --           --         --          --
Conversion of convertible debentures                  124    2,095,417          21        --           --         --          --
                                                ---------   ----------   ---------   ---------    ---------  ---------   ---------

Balance, June 30, 2001                                323    9,714,606          97        --           --         --          --
 Net income                                           828         --          --          --           --         --          --
                                                ---------   ----------   ---------   ---------    ---------  ---------   ---------
Balance, June 30, 2002                          $   1,151    9,714,606   $      97        --      $    --         --     $    --
                                                =========   ==========   =========   =========    =========  =========   =========


                                                 Preferred Series D                                    Treasury Stock
                                                ---------------------     Paid in                  -----------------------
                                                 Shares       Amount      Capital      Deficit       Shares       Amount
                                                ---------   ---------    ---------    ---------    ---------     ---------
Balance, June 30, 1999                                --     $    --     $  34,433    $ (31,917)      17,500   $     (51)
 Net loss                                             --          --          --         (4,388)        --          --
Cash investment in subsidiary                         --          --            60         --           --          --
Preferred stock conversion to common stock            --          --            39         --           --          --
Conversion of convertible debenture                 20,000          20         180         --           --          --
Issuance of common stock adjustment provision         --          --            (5)        --           --          --
Issuance of stock through private placement           --          --           199         --           --          --
Imputed interest on convertible debenture             --          --            86         --           --          --
Stock for debt conversion                             --          --           578         --           --          --
Warrants issued for services                          --          --            85         --           --          --
Employee stock option exercise                        --          --           130         --           --          --
Warrant exercise                                      --          --           900         --           --          --
Commissions and related fees                          --          --           (14)        --           --          --
                                                 ---------   ---------   ---------    ---------    ---------   ---------
Balance, June 30, 2000                              20,000          20      36,671      (36,305)      17,500         (51)

 Net loss                                             --          --          --           (299)        --          --
Stock issued for debt                                 --          --            91         --           --          --
Preferred stock conversion to common stock         (20,000)        (20)        (16)        --           --          --
Conversion of convertible debentures                  --          --           103         --           --          --
                                                 ---------   ---------   ---------    ---------    ---------   ---------

Balance, June 30, 2001                                --          --        36,881      (36,604)      17,500         (51)
 Net income                                           --          --          --            828         --          --
                                                 ---------   ---------   ---------    ---------    ---------   ---------
Balance, June 30, 2002                                --     $    --     $  36,881    $ (35,776)      17,500   $     (51)
                                                 =========   =========   =========    =========    =========   =========

                 See notes to consolidated financial statements

                      MARK HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (in thousands, except share and per share data)

                                                                Year Ended             Year Ended          Year Ended
                                                               June 30, 2002          June 30, 2001       June 30, 2000
                                                               -------------          -------------       -------------
Cash Flows From Operating Activities:
  Net income (loss)                                               $   828             $  (299)            $(4,388)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used for) operating activities:
    Depreciation and amortization                                     234                 449                 491
    Allowance for notes receivable                                    530                --                  --
    Securities issued for services                                   --                  --                   171
    Securities issued for settlement of liabilities                  --                    92                --
    Gain on extinguishment of debt                                 (1,069)               --                  --
    Deferred tax provision                                             86                 222                 494
    Gain on sale of discontinued segment                             --                (1,298)               --
    Gain on disposition of equipment                                 --                  --                    (5)
    Net Assets of discontinued segment                               --                   (94)               (111)
    (Increase) decrease in assets:
      Accounts receivable                                             941              (1,322)              2,016
      Inventory                                                      --                    35                 (60)
      Costs and estimated earnings in excess of
        billings on uncompleted contracts                             104                (427)              1,007
      Deferred tax asset                                              198                --                  --
      Other current assets                                            (33)                (19)                 38
      Other assets                                                      8                  46                 (10)
    Increase (decrease) in liabilities:
      Accounts payable                                               (478)               (221)               (994)
      Due to related parties                                         --                  --                   (56)
      Billings in excess of costs and estimated earnings
        on uncompleted contracts                                     (411)                500                --
      Litigation settlement payable                                  --                  --                  (300)
      Accrued liabilities                                             (91)                537                  14
                                                                  -------             -------             -------
  Net adjustments to reconcile net income (loss) to
  net cash provided by (used for) operating activities                 19              (1,500)              2,695
                                                                  -------             -------             -------
      Net Cash Provided by (Used for) Operating Activities            847              (1,799)             (1,693)
                                                                  -------             -------             -------

Cash Flows From Investing Activities:
  Increase in notes receivable                                       (330)               --                  --
  Acquisition of property and equipment                               (19)               --                   (84)
  Proceeds from sale of equipment                                    --                  --                    20
  Repayment of note receivable                                         42                 112                  25
  Proceeds from sale of discontinued segment                         --                 1,418                --
  Marketable securities                                              --                   406                (406)
                                                                  -------             -------             -------
    Net Cash (Used for) Provided by Investing Activities             (307)              1,936                (445)
                                                                  -------             -------             -------

Cash Flows From Financing Activities:
  Proceeds from long term-debt                                       --                  --                 2,000
  Repayment of convertible debt                                      (750)               --                  --
  Repayments of long-term debt                                       --                  (402)               (224)
  Repayment of notes payable for equipment and vehicles               (73)                (88)               (137)
  Proceeds from short term borrowing                                 --                  --                   450
  Repayment of short term borrowings                                 --                  (250)               (109)
  Proceeds from notes payable officer                                --                  --                   530
  Repayment of notes payable officer/sharehoholder                    (97)                 (3)               (805)
  Proceeds from issuance of securities                               --                  --                 1,292
  Other                                                              --                     4                --
                                                                  -------             -------             -------
      Net Cash (Used for) Provided by Financing Activities           (920)               (739)              2,997
                                                                  -------             -------             -------

Net (decrease) increase in Cash                                      (380)               (602)                859

Cash and Cash Equivalents at Beginning of Year                        536               1,138                 279
                                                                  -------             -------             -------

Cash and Cash Equivalents at End of Year                          $   156             $   536             $ 1,138
                                                                  =======             =======             =======

                 See notes to consolidated financial statements

                      MARK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE YEARS ENDED JUNE 30, 2002
                 (in thousands, except share and per share data)

1.       Management Plans and Description of Business:

         Mark Holdings, Inc.'s (the "Company") financial statements for the year ended June 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred losses from continuing operations of $4, $313 and $956 for the three years ended June 30, 2002. Its stockholders' equity at June 30, 2002 approximated $1,151.

         In addition, the Company is pursuing the sale of its sole operating business (see Note 16). If the sale is consummated, the Company will have no operating business and it will essentially be a shell. If the sale is not consummated, we will consider our options of whether to continue the business or close the business completing our current backlog and disposing of our fixed assets in private sales and satisfying our contractual obligations. If we elect to continue the business, we will require additional capital for which we would principally look to private sources in the form of debt or equity financing since our present cash flow would be inadequate to enable us to take on any significant contracts.

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

         Under the terms of the agreement MMSI purchased the name "MarkCare Medical Systems" and as a result MarkCare Medical Systems changed its name to Mark Technical, Inc. simultaneously with the closing. As a result of the sale, Mark Technical is no longer be operating in the medical imaging industry.

         Prior to the due date of the promissory note, June 30, 2001, the Company was advised by MMSI that they were evaluating the value of the net assets transferred and they might be entitled to an offset against the promissory note for differences in the valuation of the net assets. Under a 30-day standstill agreement, dated July 3, 2001, and extended through September 3, 2001, both parties agreed to take no action until supporting documentation is prepared and furnished. The Company had requested written substantiation of the claims and as of October 22, 2001 had not received such substantiation. As a result, on October 26, 2001 the Company filed a complaint for an accounting, the imposition of a constructive trust and other relief in Superior Court of New Jersey, Chancery Division. The Company has obtained, on February 26, 2002, a final judgment against MMSI and MediSolutions. Ltd., the parent company, under its corporate guarantee. MMSI has filed a motion to vacate the default judgment. A hearing is pending. As a result of the ongoing legal issues and the uncertainty of collecting the amount due under the note receivable the Company has recorded a reserve for the entire note of $500. The defendants have counterclaimed claiming that MarkCare breached its agreement and that the status of certain accounts receivable was misrepresented. The defendants seek damages of approximately $2,500.

         The Company believes its claim for payment of the $500 note is meritorious. With respect to the counterclaim, the defendants raised the same issues when the note was originally due and the defendants were invited to submit proof that certain of the accounts receivable were not as represented by MarkCare. The defendants failed to do so. The Company is of the opinion that the counterclaims are without merit. At the present time the case is in its very preliminary stages with only a complaint and answer on file.

         The Company has restated the prior financial statements of Mark Technical and Subsidiaries as discontinued operations. Revenues from this segment for the years ended June 30, 2001 and 2000 were $2,077 and $2,054. Net assets relating to this discontinued operation primarily relate to cash, accounts receivable and property and equipment.


3.       Summary of Significant Accounting Policies:

         a. Nature of business - The Company is a Delaware corporation, which designs, manufactures, and installs modular steel cells for correctional institution construction.

         b. Basis of consolidation - The consolidated financial statements include the accounts of Mark Holdings, Inc. and its majority owned subsidiaries, Mark Solutions, Inc. and Mark Technical, Inc. (formerly MarkCare).

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

         h. Income (Loss) per common share - Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock.

                  Basic and diluted income (loss) per share amounts were equivalent for the years ended June 30, 2002, 2001 and 2000.

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

                  The Company has made loans to unrelated third parties. No collateral has been required on these loans.

                  The Company's customer base consists principally of government agencies, or general contractors engaged by such agencies, located in the United States and Puerto Rico.

                  The Company employs hourly employees in its manufacturing facility who are subject to a collective bargaining agreement.

                  Revenues from two customers approximated 44% and 16% of total revenues for the year ending 2002. For the year ended 2001, revenues from two customers approximated 42%, and 26% of total revenues. Revenues from three customers approximated 32%, 25% and 21% of total revenues for 2000.

         n. New accounting pronouncements - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Intangible Assets". SFAS No. 142 eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. It will be effective in the first quarter of fiscal year 2003. The new rules also prohibit the amortization of goodwill associated with business combinations that close after June 30, 2001. Also in July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charges is depreciated over the useful life of the asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. Statement No. 144 establishes an accounting model for impairment or disposal of long-lived assets including discontinued operations. In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which is effective for fiscal years beginning after May 15, 2002. The statement rescinds and eliminates inconsistencies in existing pronouncements. The Company is currently evaluating the impact of Statement Nos. 142, 143, and 145. The Company does not believe that these pronouncements will have a material effect on the financial statements.


4.       Inventories:

         Inventories at June 30, 2002 and 2001 consists of raw materials to be used in the construction of jail cells.


5.       Litigation:


         The Company is involved in legal proceedings in connection with the sale of the assets of Mark Technical (see Note 2).

         In August 2001, the Company settled a lawsuit, which was pending in the Delaware Circuit Court, Delaware County, Indiana, with a general contractor for $98.

         There are no other material legal proceedings pending.


6.       Related Party Transactions:

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

         The following related party transactions are included in the accompanying financial statements:

                                                                                  Years Ended
                                                                                   June 30,
                                                              --------------------------------------------------
                                                               2002                  2001                   2000
                                                              -------               -----                   ----

       Purchases                                              $    56               $  223                $  358
       Consulting services                                         43                   31                   --

       As a result of current and prior years' transactions, the Company has net balances due to the following related parties, which will be settled in the ordinary course of business:

                                                                                             June 30,
                                                                                     2002                  2001
                                                                                    ------                -----

       Mark Lighting Fixture Co., Inc.                                              $  13                 $   21
       Carl Coppola                                                                   --                      97
                                                                                    -----                 ------

       Due to related parties                                                       $  13                 $  118
                                                                                    =====                 ======

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

7.       Long-Term Debt:

            Long-term debt consists of the following:

                                                                                              June 30,
                                                                                   ----------------------------
                                                                                     2002                2001
                                                                                   --------            --------
          Convertible notes payable, with interest accruing at a rate of 7% per annum, principal and interest will be due and payable in April
            2002; the note is immediately convertible into shares of Common
            Stock in whole or in part in minimum increments of $25 of principal    $    268            $  1,880
                                                                                   --------            --------

                Total long-term debt                                                    268               1,880
            Less current portion                                                        268                 750
                                                                                   --------            --------

                Long-term debt, excluding current portion                          $      0            $  1,130
                                                                                   ========            ========

         On September 26, 2001, the Company entered into a compromise agreement with the holder of the convertible notes payable in the amount of $1,880. Under the terms of the agreement, the Company will pay $1,000 in full satisfaction of the outstanding indebtedness and accrued interest. The compromise amount is payable in four (4) equal installments of $250 due upon execution of the agreement, November 30, 2001, February 28, 2002 and March 1, 2003. As of June 30, 2002 the first three payments were made on time. The balance outstanding at June 30, 2002 includes accrued interest of $18. As a result of this transaction, the Company realized an extraordinary gain of $1,069, representing the difference between the principle and accrued interest payable before the agreement and the total amount payable as a result of the agreement.


         d.       Convertible securities

         The Company issued 493,000 shares of common stock to a former debenture holder in 2000 in connection with certain adjustment provisions included in the original debenture agreement.

         On July 1, 1999, the Company borrowed $200 under a 10% note. The note was exchanged for 20,000 shares of Series D Preferred Stock in September 1999.


8.       Fair Value of Financial Instruments:

         The fair value of the Company's financial instruments approximates their carrying amounts.

9.       Stockholders' Equity:

0        a.       Reorganization of legal structure

         On November 4, 2001 the Company effected a change in legal structure whereby the Company became a wholly owned subsidiary of a newly formed holding company, Mark Holdings, Inc. Under the terms of the restructure, the outstanding common stock of Mark Solutions, Inc. was automatically converted on a share for share basis into the common stock of the new holding company. The purpose of the Reorganization was to put the Company in a position to be able to facilitate a merger or business combination. The business operation of the Company has not changed as a result of the Reorganization. The stockholders of Mark Solutions, Inc. now have the same rights, privileges and interests in Mark Holdings, Inc. as they previously had in Mark Solutions, Inc. immediately prior to the reorganization.

         b.       Capitalization

         The Company's authorized capital consists of 50,000,000 shares of $.01 par value common stock and 4,705,000 shares of preferred stock.

         The Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, voting rights, and other terms.

         At June 30, 2002, there are 100,000 shares of Series C Preferred Stock authorized. There are no authorized shares of Series A, B, or D Preferred Shares as of June 30, 2002.There are no outstanding shares of Series C Preferred Stock as of June 30, 2002.

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

         c.       Exchange placement

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

         d.       Convertible securities

          The Company issued 493,000 shares of common stock to a former debenture holder in 2000 in connection with certain adjustment provisions included in the original debenture agreement.

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

          The following information relates to shares under option and shares available for grant under the Plan:

                                                                    Years Ended
                                                                      June 30,
                                            ----------------------------------------------------------------
                                                  2002                 2001                     2000
                                            -----------------    -----------------        ------------------
                                                      Weighted             Weighted                Weighted
                                            Shares    Average    Shares    Average        Shares   Average
                                           -------    --------  -------   ---------      -------   --------
Outstanding, beginning of year              17,000    $ 2.06     95,125   $   3.29       107,750      5.53
Granted                                       --        --         --           --       108,500      1.32
Canceled                                    (5,750)    (3.56)   (78,125)     (3.56)      (81,625)    (5.93)
Exercised                                     --        --         --           --       (39,500)      --
                                           -------    ------    -------   --------       -------     -----
Outstanding, end of year                    11,250    $ 2.06     17,000   $   2.06        95,125     $3.29
                                           =======    ======    =======   ========       =======     =====

   Available for issuance under Plan       179,250              173,500                   95,375
   Weighted average contractual
      life (years)                             .32                 1.32                     1.97
   Shares subject to exercisable option     11,250               17,000                   95,125

         f.       Stock warrants

         Outstanding warrants are as follows:

                                                                           Years Ended
                                                                            June 30,
                                                 -----------------------------------------------------------------
                                                          2002                2001                   2000
                                                 --------------------- --------------------- ---------------------
                                                             Weighted              Weighted              Weighted
                                                   Shares     Average    Shares     Average    Shares     Average
                                                   ------     -------    ------     -------    ------     -------
Warrants outstanding,
   beginning of year                             1,102,500     $ 1.94     667,050   $   3.44   1,135,000  $   8.23
Granted                                               --         --       650,000        .15     293,300      2.05
Exercised                                             --         --      (214,550)     (3.70)   (467,500)    (2.09)
Expired                                            (97,500)    (11.08)      --          --      (293,750)    (2.46)
                                                ----------     ------  ----------   --------   ---------  --------
Warrants outstanding,
   end of year                                   1,005,000     $ 1.14   1,102,500   $   1.94     667,050  $   3.44
                                                ==========     ======  ==========   ========   =========  ========
Weighted average contractual
   life (years)                                                  2.60                   3.30                  2.09

         g.       Pro forma information

         Pro forma information regarding net loss and loss per share, as required by SFAS No. 123, has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2001 and 2000: risk-free interest rate of 5.48% and 6.38%; dividend yield -0-; volatility factor related to the expected market price of the Company's common stock of .35; and weighted average expected option life of 3.0 and 3.0 years. The weighted average fair value of options granted during fiscal 2001 and 2000 were $.08 and $.70, respectively.

       The Company's pro forma information follows:

                                                                                 Years Ended
                                                                                  June 30,
                                                            ----------------------------------------------------
                                                              2002                  2001                  2000
                                                            ---------             --------              --------
          Pro forma net  income (loss)                      $    748              $   (379)             $ (4,458)
          Pro forma  income (loss ) per common share             .08                  (.05)                 (.73)

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


10.      Short Term Borrowings:

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

11.      Loan Impairment

         During 2002, the Company made loans of $330 to an unrelated third party. The loans were evidenced by Convertible Promissory Notes with interest at 8% due in amounts of $100, $100, $50 and $80 on July 1, 2002, August 6, 2002,
October 1, 2002 and December 10, 2002, respectively. These notes are convertible at the option of the Company, prior to maturity, into 1% of the outstanding common stock of the maker. The loans have not been repaid, and because of the current financial condition of the debtor the Company recorded a charge to operations of $330 for the impairment of these loans as of June 30, 2002.


12.      Leases:

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

         Future minimum rental payments under these operating leases are as follows:

                   Year Ended
                    June 30,
                   ----------

                    2003                                           264
                    2004                                           287
                    2005                                            98
                                                              --------

                    Total future minimum rental payments      $    649
                                                              ========

         Rent expense for the years ending June 30, 2002, 2001 and 2000 was $263, $250 and $381, respectively.

         The Company also leases various automobiles and small office equipment.


         b.       Capital leases

         The Company leases certain equipment under capital leases with expiration dates ranging from July 2002 through November 2007.

         Future minimum lease payments are as follows:

                   Year Ended
                    June 30,
                   ----------
                       2003                                                         $    15
                       2004                                                               7
                       2005                                                               6
                       2006                                                               6
                       2007                                                               3
                                                                                    -------

                Total future minimum lease payments                                      37
                Less: amount representing interest                                        4
                                                                                    -------
                Present value of net future minimum lease payments                       33
                Less:  current portion of obligations under capital leases               13
                                                                                    -------
                Long-term portion of obligations under capital leases               $    20
                                                                                    =======

         Property and equipment held under capital leases at June 30, 2002 has a value, before of accumulated amortization of $246, of $302.


13.      Commitments and Cohtingencies:

         Pursuant to employment agreements with certain key executives, which expire at various dates through December 2002, the Company granted options to acquired 487,500 shares of common stock at various exercise prices ranging from $.08 to $4.00. The Company's remaining aggregate commitment at June 30, 2002 under such contracts approximated $500.


14.      Income Taxes:

         As of June 30, 2002, the Company has Federal net operating loss carry forwards of approximately $29,351. Such carry forwards begin to expire through 2019 if not previously used. The utilization of the loss carry forwards will be subject to annual limitations under Section 382 of the Internal Revenue Code. Since realization of the tax benefits associated with these carry forwards is not assured, a 100% valuation allowance was recorded against the related tax asset of approximately $9,368, as required by SFAS No. 109.

         The State of New Jersey has enacted a program that allows new or expanding emerging technology and biotechnology businesses to sell their Unused Net Operating Loss (NOL) carryover to any corporate taxpayer in the state of at least 75% of the value of the tax benefits. Upon acceptance of an application, each applicant receives $250. The remaining NOL carryover is treated in the same manner for the fiscal year ended June 30, 2002.


         The deferred tax asset arising from the New Jersey NOL approximated $284 at June 30, 2001.

       A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                  % of Pre-Tax Income (Loss)
                                                 ---------------------------
                                                      Years Ended June 30,

                                                   2002     2001     2000
                                                   ----     ----     ----
U.S. Federal statutory income tax rate              34.0%   34.0%    34.0%

Valuation allowance                                 70.9   (34.0)   (34.0)

Sale of state net operating loss carryforwards      --      --        8.0
                                                   -----    ----     ----

                                                   104.9%   --        8.0%
                                                   =====    ====     ====


15.      Supplemental Cash Flow Information:

         a. Cash paid for interest during the years ended June 30, 2002, 2001 and 2000 amounted to $237, $100 and $284, respectively.

         b. The Company acquired certain equipment with an aggregate cost of $27, $397 and $221 under capital lease obligations for the years ended June 30, 2002, 2000, and 1999, respectively. There were no purchases of equipment under capital lease obligations for the year ended June 30, 2001.

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

         e. The Company issued stock and/or options to various parties in consideration for services provided and settlement of liabilities in 2001 and 2000 in the amount of $92 and $171 respectively.


16.      Proposed Sale Of Assets

         In February 2002 the Company entered into a non-binding agreement to sell substantially all of the net assets of Mark Correctional Systems ("Mark Correctional"), our modular steel cell division, to Rite-Way of New Jersey, a corporation owned by the Company's Executive Vice President. Consideration will consist of $2,500 based on an estimated book value of the assets. Any shortfall in the value of the assets will be adjusted at closing. Payment shall consist of $500 cash at closing and the balance of $2,000 payable in 36 equal monthly installments evidenced by a secured promissory note bearing interest at 8% per annum. The Company will also receive cash on hand and/ or a short-term promissory note for a total of an additional $1,000. Completion of the sale is dependent upon shareholder approval. The carrying value of the net assets of the Correctional division at June 30, 2002 consists of the following:

Cash                                             $   156
Accounts Receivable                                2,028
Costs in excess of contract revenue earned           323
Inventories                                           25
Prepaid expenses                                      32
Property and equipment, net                          267
Other assets                                          36
Accounts payable                                    (908)
Obligations under capital leases                     (13)
Billings in excess of contract revenues earned       (89)
Accrued liabilities                                  (95)
Long-term debt                                       (20)
                                                 -------
                                                 $ 1,742
                                                 =======

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

                       THIS PAGE INTENTIONALLY LEFT BLANK