Form 10-Q
period 2002-09-30
MARK SOLUTIONS INC
filed 2002-11-19
CIK 807397

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     -------

                                    FORM 10-Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2002
                                  ------------------

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                  ----------------    --------------

Commission File Number:                       0-17118
                                  ----------------------------------

                               Mark Holdings, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                             11-2864481
  ----------------------------                               -------------------
  (State or Other Jurisdiction                                (I.R.S. Employer
      of Incorporation)                                      Identification No.)

1135 Clifton Avenue
Clifton,  New Jersey                                                 07013
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's Telephone Number, Including Area Code:         (973) 773-8100
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

Common Stock, $ .01 par value: 9,714,606 shares outstanding as of November 13, 2002.

                               MARK HOLDINGS, INC.
                                    Form 10-Q
                                       for
                        Quarter Ended September 30, 2002

                                      Index


Part I.  Financial Information                                          Page No.

Item 1. Financial Statements

        Consolidated Balance Sheets as of
         September 30, 2002 and June 30, 2002   . . . . . . . . . . . . . . . 3

        Consolidated Statements of Operations
         for the Three Months Ended
         September 30, 2002 and 2001  . . . . . . . . . . . . . . . . . . . . 4

        Consolidated Statements of Cash Flow
         for the Three Months Ended September 30,
         2002 and 2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

        Notes to Consolidated Financial Statements . . . . . . . . . . . . .6-7

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations. . . . . . . . . . . 8-9

Item 3. Quantitative and Qualitative Disclosures About
         Market Risks . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

Item 4. Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . 9


Part II. Other Information

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .10

Item 2. Changes in Securities and Use of Proceeds . . . . . . . . . . . . . .10

Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . .10

Item 4. Submission of Matters to a vote of Security Holders . . . . . . . . .10

Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . 10-11

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .11

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13-14

                       MARK HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (In thousands)


                                                                                              September 30, 2002     June 30, 2002
                                                                                              ------------------    ---------------
CURRENT ASSETS:
  Cash and cash equivalents                                                                     $            19     $           156
  Notes receivable                                                                                           71                  71
  Accounts receivable                                                                                     1,690               2,028
  Costs in excess of contract revenue recognized                                                            617                 323
  Inventories                                                                                                25                  25
  Prepaid expenses                                                                                           64                  74
                                                                                                ---------------     ---------------
    Total Current Assets                                                                                  2,486               2,677
                                                                                                ---------------     ---------------

PROPERTY AND EQUIPMENT, NET:                                                                                221                 297

OTHER ASSETS                                                                                                 36                  36
                                                                                                ---------------     ---------------

Total Assets                                                                                    $         2,743     $         3,010
                                                                                                ===============     ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                              $         1,117     $         1,088
  Current portion of long-term debt                                                                         268                 268
  Current portion of obligations under capital leases                                                        11                  13
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                                                                162                  89
  Accrued liabilities                                                                                       383                 381
                                                                                                ---------------     ---------------
    Total Current Liabilities                                                                             1,941               1,839
                                                                                                ---------------     ---------------

OTHER LIABILITIES:
    Long-term portion of obligations under capital leases                                                    18                  20
                                                                                                ---------------     ---------------
    Total Other Liabilities                                                                                  18                  20
                                                                                                ---------------     ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 9,714,606 shares issued and outstanding                                                      97                  97
  Preferred stock, $1.00 par value, $10 liquidation
    value; 5,000,000 shares authorized:
  Additional paid-in capital                                                                             36,881              36,881
  Deficit                                                                                               (36,143)            (35,776)
  Treasury stock, at cost; 17,500 shares                                                                    (51)                (51)
                                                                                                ---------------     ---------------
    Total Stockholders' Equity                                                                              784               1,151
                                                                                                ---------------     ---------------

Total Liabilities and Stockholders' Equity                                                      $         2,743     $         3,010
                                                                                                ===============     ===============

                       MARK HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (In thousands)


                                                                                          Three Months Ended     Three Months Ended
                                                                                          September 30, 2002     September 30, 2001
                                                                                          ------------------     ------------------
Revenues                                                                                  $            1,009     $            3,292
                                                                                          ------------------     ------------------

Costs and Expenses:
  Cost of sales                                                                                          997                  2,163
  General and administrative expenses                                                                    374                    625
                                                                                          ------------------     ------------------
    Total Costs and Expenses                                                                           1,371                  2,788
                                                                                          ------------------     ------------------

Operating Income (Loss)                                                                                 (362)                   504
                                                                                          ------------------     ------------------

Other Income (Expenses):
  Interest income                                                                                       --                        8
  Interest expense                                                                                        (5)                   (39)
                                                                                          ------------------     ------------------
    Total Other Expenses                                                                                  (5)                   (31)
                                                                                          ------------------     ------------------

Income (Loss) from Continuing Operations
  before extraordinary gain and income tax                                                              (367)                   473

Income tax                                                                                              --                     --
                                                                                          ------------------     ------------------
Income (Loss) from Continuing Operations
  before extraordinary gain                                                                             (367)                   473

Extraordinary gain on extinguishment of debt                                                            --                    1,121
                                                                                          ------------------     ------------------

Net Income (Loss)                                                                         $             (367)    $            1,594
                                                                                          ==================     ==================


Basic Income (Loss) per Share
  Income (loss) per share from continuing operations                                      $            (0.04)    $             0.05
  Extraordinary gain on extinguishment of debt                                                          --                     0.11
                                                                                          ------------------     ------------------
    Income (loss) per share                                                               $            (0.04)    $             0.16
                                                                                          ==================     ==================

Fully Diluted Income (Loss) per Share
  Income (loss) per share from continuing operations                                      $            (0.04)    $             0.05
  Extraordinary gain on extinguishment of debt                                                          --                     0.11
                                                                                          ------------------     ------------------
    Income (loss) per share                                                               $            (0.04)    $             0.16
                                                                                          ==================     ==================

Weighted Average Number of
    Basic Shares Outstanding                                                                       9,697,106              9,697,106
                                                                                          ==================     ==================

Weighted Average Number of
    Fully Diluted Shares Outstanding                                                               9,697,106              9,697,106
                                                                                          ==================     ==================

Dividends Paid                                                                            $             --       $             --
                                                                                          ==================     ==================

                      MARK HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                                 (In thousands)


                                                                                           Three Months Ended    Three Months Ended
                                                                                           September 30, 2002    September 30, 2001
                                                                                           ------------------    ------------------
Cash Flows From Operating Activities:
  Net (loss) income                                                                        $             (367)   $            1,594
  Adjustments to reconcile net (loss) income to net cash
   provided by (used for) operating activities:
     Depreciation and amortization                                                                         76                    72
     Gain on  extinguishment of debt                                                                     --                  (1,121)
     (Increase) decrease in assets:
       Accounts receivable                                                                                338                   508
       Inventory                                                                                         --                    --
       Billing in excess of contract revenue recognized                                                  (294)                  336
       Other current assets                                                                                10                    (2)
     Increase (decrease) in liabilities:
       Accounts payable                                                                                    29                (1,016)
       Billings in excess of contract revenue earned                                                       73                   171
       Accrued liabilities                                                                                  2                   251
                                                                                           ------------------    ------------------
  Net adjustments to reconcile net (loss) income to
    net cash (used for) provided by operating activities                                                  234                  (801)
                                                                                           ------------------    ------------------
       Net Cash (Used for) Provided by Operating Activities                                              (133)                  793
                                                                                           ------------------    ------------------

Cash Flows From Investing Activities:
  Acquisition of property and equipment                                                                  --                     (17)
  Repayment of note receivable                                                                           --                      21
  Note receivable                                                                                        --                    (250)
                                                                                           ------------------    ------------------
    Net Cash (Used For)  by Investing Activities                                                         --                    (246)
                                                                                           ------------------    ------------------

Cash Flows From Financing Activities:
  Repayment of convertible debt                                                                          --                    (250)
  Repayment of notes payable for equipment and vehicles                                                    (4)                  (18)
                                                                                           ------------------    ------------------
    Net Cash (Used for) Financing Activities                                                               (4)                 (268)
                                                                                           ------------------    ------------------

Net (decrease) increase in Cash                                                                          (137)                  279

Cash and Cash Equivalents at Beginning of Period                                                          156                   536
                                                                                           ------------------    ------------------

Cash and Cash Equivalents at End of Period                                                 $               19    $              815
                                                                                           ==================    ==================

                       MARK HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1    INTERIM FINANCIAL INFORMATION

          The consolidated balance sheet of the Company as of September 30, 2002, the consolidated statements of operations for the three months ended September 30, 2002 and 2001 and the consolidated statements of cash flow for the three months ended September 30, 2002 and 2001 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which included only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The June 30, 2002 balance sheet data is derived from the audited consolidated financial statements. The attached financial statements should be read in connection with the consolidated financial statements and notes hereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

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

Note 3    CONVERTIBLE NOTES PAYABLE

          In September 2001, the Company entered into a compromise agreement with the holder of the convertible notes payable in the amount of $1,880,000. Under the terms of the agreement the Company will pay $1,000,000 in full satisfaction of the outstanding indebtedness and accrued interest. The compromise amount is payable In four (4) equal installments of $250,000 due upon the execution of the agreement, November 30, 2001, February 28, 2002 and March 1, 2003. The first three payments were made in September 2001, November 2001 and February 2002. As a result of this transaction the Company realized a gain of $1,069,000 from the extinguishment of debt.

Note 4    PROPOSED SALES OF ASSETS

          In February 2002 the Company entered into a non-binding agreement to sell substantially all of the net assets of Mark Correctional Systems ("Mark Correctional"), our modular steel cell division, to Rite-Way of New Jersey, a corporation owned by the Company's Executive Vice President. The agreement by its terms automatically terminated on September 30, 2002 but the parties agreed to reinstate the agreement. The sale must be closed on or before December 31, 20002. The consideration will consist of $2,500,000 based on an estimated book value of the assets. Any shortfall in the value of the assets will be adjusted at closing. Payment shall consist of $500,000 cash at closing and the balance of $2,000,000 payable in 36 equal monthly installments evidenced by a secured promissory note bearing interest at 8% per annum. The Company will also receive cash on hand and/ or a short-term promissory note for a total of an additional $1,000,000. Completion of the sale is dependent upon shareholder approval. The carrying value of the net assets of the Correctional division at September 30, 2002 consists of the following:

             Cash                                               $   19,000
             Accounts Receivable                                 1,690,000
             Costs in excess of contract revenue earned            617,000
             Inventories                                            25,000
             Prepaid expenses                                       32,000
             Property and equipment, net                           191,000
             Other assets                                           36,000
             Accounts payable                                     (937,000)
             Obligations under capital leases                      (11,000)
             Billings in excess of contract revenues earned       (162,000)
             Accrued liabilities                                   (97,000)
             Long-term debt                                        (18,000)
                                                                -----------
                                                                $ 1,385,000
                                                                ===========

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

        We have recently entered into an agreement to sell our jail cell manufacturing business. The sale of the business is subject to approval by shareholders. A meeting of shareholders is tentatively scheduled for December 20, 2002. If the requisite majority of shareholders approve the sale and the sale is thereafter consummated, we will essentially be a non-operating "shell." Our objective is to acquire another business or merge with another company; however there can be no assurances that we will be successful. See footnotes to Consolidated Financial Statements.

Results of Operations

        Revenues from continuing operations, for the three months ended September 30, 2002, decreased to $1,009,000 from $3,292,000 for the comparable period. This decrease is attributable to fewer active modular steel cell projects because we submitted fewer bids and a general slow down in the industry.

        Cost of sales from continuing operations for the three months ended September 30, 2002, consisted of materials, labor and fixed factory overhead expense decreased to $997,000 from $2,163,000 for the comparable period. Cost of sales as a percentage of revenues was 98.8% for the three months ended September 30, 2002 as compared to 65.7% for the prior comparable period. The increase of cost of sales as a percentage of sales reflects the under-utilization of overhead resulting from lower production activity.

        General and administrative expenses from continuing operations for the three months ended September 30, 2002, decreased to $374,000 from $625,000 for the comparable period. This decrease reflects the Company's efforts to control costs by virtue of a reduction of administrative personnel, advertising and marketing costs, as well as travel related expenses.

Liquidity and Capital Resources

        The Company entered into an Asset Purchase Agreement on April 4, 2002, the terms of which provide that the Company will sell its jail cell manufacturing business to Rite-Way of New Jersey, Inc. a privately held company. The Agreement expired by its terms. The Company and the proposed buyer Rite-Way thereafter revived the Agreement. The sale is subject to approval of shareholders.

        Under the terms of the Agreement, the purchase price is $2,500,000 subject to valuation of the net assets at time of closing. At closing we will receive a $500,000 down payment, cash on hand in the Mark Correctional Division of at least $500,000 up to a minimum of $1,000,000 and the balance in 36 equal monthly installments together with interest. If there is a cash shortfall at closing, we will receive a 90-day note from Rite-Way for the difference between the actual cash on hand we receive and $1,000,000. We are therefore entitled to receive in total $3,500,000 subject to adjustment of the net book value at the time of closing. However, the net book value of the assets as of September 30, 2002 was $1,385,000 and accordingly the Company anticipates receiving
$2,385,000 for the total purchase price. If the sale is approved by Shareholders and consummated, the Company will use the proceeds of the sale to acquire another business or enter into a business combination with another company. Accordingly, we are unable to predict what our working capital requirements will be under those circumstances.

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

        At the current time, we are looking at other companies for a possible acquisition or merger. Management has had only very preliminary conversations with representatives from other companies. Nothing of any definitive nature has developed from these preliminary conversations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Not Applicable.


ITEM 4. CONTROLS AND PROCEDURES

        Under the supervision and with the participation of our management, including our principal executive and financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive and financial officer has concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

        Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

        On June 28, 2001, the Company was scheduled to receive the final installment of the payment for the sale of the assets of MarkCare Medical Systems segments from MMSI Acquisition Corp. ("MMSI"). The final installment was evidenced by a $500,000 promissory note. Prior to the due date of the promissory note, June 30, 2001, the Company was advised by MMSI that they were evaluating the value of the net assets transferred and they might be entitled to an offset against the promissory note for differences in the valuation of the net assets. Subsequently, MMSI defaulted on the payment of the note, and as a result, we obtained a judgment by default against both MMSI and MediSolution. MediSolution then filed a motion to vacate the default and the action was later dismissed. We thereafter re-filed the action in Canada seeking payment of the promissory note. MediSolution alleges certain counterclaims and seeks damages of $2,500,000. We believe the counterclaims are without merit.

Item 2. Changes In Securities and Use Of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None.


Item 4. Submission of Matters to a vote of Security Holders

        None.


Item 5. Other Information

        On October 28, 2002, the Company re-filed a preliminary Notice of
Annual Meeting and Proxy Statement with the Securities and Exchange Commission (the "Commission"). The Proxy Statement was approved by the Staff and the Notice of Annual Meeting and Proxy Statement will be mailed to shareholders on November 18, 2002. The Board of Directors has established November 14, 2002 as the record date for shareholders entitled to notice of, and to be entitled to vote at the meeting. The Annual Meeting of Stockholders will be held on December 20, 2002.

        The purpose of the proposed Meeting is to ask shareholders to consider and vote upon the following proposals: (i) the sales of the assets of Mark Correctional Systems, a division of Mark solutions, Inc. This division manufactures modular steel jail cells; (ii) approval of an amendment to the Certificate of Incorporation increasing the authorized capital stock from 50,000,000 shares to 100,000,000 shares; (iii) the election of directors to serve until the next annual meeting; (iv) ratification of the appointment of the Company's auditors for the year ended June 30, 2003.

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

Date: November 13, 2002

                                                      MARK HOLDINGS, INC.
                                                      By: /s/ Carl Coppola
                                                          ---------------------
                                                      President and
                                                      Chief Executive Officer

CERTIFICATIONS

I, CARL COPPOLA, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mark Holdings, Inc.;

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

Date: November 13, 2002

    /S/ Carl Coppola
-------------------------
Carl Coppola, Chief Executive Officer and Principal Financial Officer


I, CARL COPPOLA, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Mark Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. As the registrant's certifying officer, I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. As the registrant's certifying officer I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

    /S/ Carl Coppola
-----------------------
Carl Coppola, Chief Executive Officer and Principal Financial Officer