Form 10-Q
period 2002-12-31
MARK SOLUTIONS INC
filed 2003-02-19
CIK 807397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                            -------

                          FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         December 31, 2002
                                      -------------------


Commission File Number:                       0-17118
                                 ----------------------------------

                        Mark Holdings, Inc.
-----------------------------------------------------------------
      (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                     01-0564816
------------                                          -----------------------
(State or Other Jurisdiction                              (I.R.S. Employer
    of Incorporation)                                    Identification No.)


1135 Clifton Avenue
Clifton,  New Jersey                                           07013
---------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, Including Area Code:      (973) 773-8100
                                                 ------------------------------

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ---
     --

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Common Stock,$.01 par value:9,714,606 shares outstanding as of February 10,2003.

                              MARK HOLDINGS, INC.
                                 Form 10-Q
                                    for
                         Quarter Ended December 31, 2002

                                   Index


Part I.             Financial Information                               Page No.

Item 1. Financial Statements

        Consolidated Balance Sheets as of
        December 31, 2002 and June 30, 2002 . . . . . . . . . . . . . 3

        Consolidated Statements of Operations
        for the Six and Three Months Ended
        December 31, 2002 and 2001   . . . . . . . . . . . . . . . . .4

        Consolidated Statements of Cash Flow
        for the Six Months Ended December 31,
        2002 and 2001  . . . . . . . . . . . . . . . . . . . . . . . .5

        Notes to Consolidated Financial Statements . . . . . . . . .6-7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . . 8-10

Item 3. Quantitative and Qualitative Disclosures About
        Market Risks . . . . . . . . . . . . . . . . . . . . . . . . 10

Item 4. Controls and Procedures . . . . . . . . . . . . . . . . . . .10


Part II.             Other Information

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .12

Item 2. Changes in Securities and Use of Proceeds. . . . . . . . . . 12

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . 12

Item 4. Submission of Matters to a vote of Security Holders . . . . .12

Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . .12

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .12

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

Certifications . . . . . . . . . . . . . . . . . . . . . . . . . .14-15

Part I.               Financial Information

                  MARK HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (in thousands)



                                           December 31, 2002      June 30, 2002
ASSETS                                         (Unaudited)


CURRENT ASSETS:
 Cash and cash equivalents                    $     5            $   156
 Notes receivable                                  71                 71
 Accounts receivable                            1,184              2,028
 Costs in excess of contract revenue recognized     8                323
 Inventories                                       25                 25
 Prepaid expenses                                  25                 74
                                              --------            -------
   Total Current Assets                         1,318              2,677
                                              --------            -------
PROPERTY AND EQUIPMENT, NET:                      158                297

OTHER ASSETS                                       36                 36
                                              --------             ------
Total Assets                                   $1,512             $3,010
                                              ========            =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                               $1,271             $1,088
Current portion of long-term debt                 268                268
Current portion of obligations under
 capital leases                                    11                 13
Billings in excess of costs and estimated
 earnings on uncompleted contracts                 94                 89
Accrued liabilities                               444                381
                                               -------            -------
   Total Current Liabilities                    2,088              1,839
                                               -------            -------
OTHER LIABILITIES:
Long-term portion of obligations under
  capital leases                                   17                 20
                                               -------            -------
   Total Other Liabilities                         17                 20
                                               -------            -------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000
  shares authorized, 9,714,606 shares issued
  and outstanding                                  97                97
Preferred stock, $1.00 par value, $10
  liquidation value; 5,000,000 shares
  authorized:
Additional paid-in capital                     36,881            36,881
Deficit                                       (37,520)          (35,776)
Treasury stock, at cost; 17,500 shares            (51)              (51)
                                               -------           -------
   Total Stockholders' Equity                    (593)            1,151
                                               -------           --------
Total Liabilities and Stockholders' Equity     $1,512            $3,010
                                               =======           =======

                                         MARK HOLDINGS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)
                                                   (In thousands)

                              Six Months Ended          Six Months Ended          Three Months Ended       Three Months Ended
                              December 31, 2002         December 31, 2001         December 31, 2002        December 31, 2001

Revenues                      $   1,234                    $   5,447                    $  225             $   2,155
                              ---------                     --------                    ------              ---------
Costs and Expenses:
Cost of sales                     2,192                        3,422                     1,195                 1,259
General and administrative
 expenses                           775                        1,290                       401                   665
                                --------                      -------                    ------                ------
Total Costs and Expenses          2,967                        4,712                     1,596                 1,924
                                ========                       ======                    ======                ======
Operating (Loss)/Income          (1,733)                         735                    (1,371)                  231
                                --------                       ------                    ------                ------
Other Income (Expenses):
Interest income                    -                              15                        -                      7
Interest expense                    (11)                         (44)                       (6)                   (5)
                                --------                        -----                    ------                -------
Total Other Expenses                (11)                         (29)                       (6)                    2
                                ========                        ======                   =======                ======
(Loss) Income from Continuing
  Operations before
  extraordinary gain and
  income tax                     (1,744)                         706                   (1,377)                   233

Income tax                          -                             -                        -                      -
                                --------                        -----                   ------                   ----
(Loss) Income from
  Continuing Operations
  before extraordinary gain      (1,744)                         706                   (1,377)                   233

Discontinued Operations:
  Loss from sale of
  discontinued segment              -                           (200)                     -                     (200)

Extraordinary gain on
  extinguishment of debt            -                          1,121                      -                       -
                                 ------                        ------                   ------                  ------

Net (Loss)/Income               $(1,744)                    $  1,627                   $(1,377)                $  33
                                ========                     ========                   =======                 ======

Basic Income (Loss) per Share
Income (loss) per share from
  continuing operations          $(0.18)                       $0.07                   $(0.14)                    $0.02
(Loss) income from sale of
  discontinued segment              -                          (0.02)                      -                      (0.02)
Extraordinary gain on
  extinguishment of debt            -                           0.12                       -                         -
                                --------                      -------                   -------                    -----
Income (loss) per share          $(0.18)                       $0.17                   $(0.14)                  $  0.00
                                ========                      =======                   =======                  =======
Fully Diluted (Loss)/Income
  per Share
(Loss)/income per share from
  continuing operations          $(0.18)                       $0.07                   $(0.14)                    $0.02
(Loss) from sale of
  discontinued segment              -                          (0.02)                      -                      (0.02)
Extraordinary gain on
  extinguishment of debt            -                           0.12                       -                         -
                                --------                       ------                  --------                    ------
(Loss)/income per share          $(0.18)                       $0.17                   $(0.14)                     $ -
                                ========                       ======                  ========                    ======

Weighted Average Number of
  Basic Shares Outstanding     9,697,106                   9,697,106                9,697,106                   9,697,106
                               =========                   ==========               =========                   =========
Weighted Average Number of
  Fully Diluted Shares
  Outstanding                  9,697,106                   9,697,106                9,697,106                   9,697,106
                               =========                   ==========               =========                   =========
Dividends Paid                 $   -                       $   -                     $  -                        $   -
                               =========                   ==========               =========                    ========

                     MARK HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDTED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                               (in thousands)



                                         Six Months Ended      Six Months Ended
                                         December 31, 2002     December 31, 2001
                                         -----------------     -----------------

Cash Flows From Operating
  Activities:
Net (loss) income                           $   (1,744)          $  1,627
Adjustments to reconcile net (loss)
  income to net cash (used for) provided
  by operating activities:
    Depreciation and amortization                  139                144
    Allowance for notes receivable                  -                 200
   Gain on  extinguishment of debt                  -              (1,121)
   Deferred tax asset                               -                 198
   (Increase) decrease in assets:
Accounts receivable                                844                897
Billing in excess of contract revenue
  recognized                                       315                270
Other current assets                                49                (24)
Increase (decrease) in liabilities:
Accounts payable                                   183             (1,069)
Billings in excess of contract revenue earned        5               (111)
Accrued liabilities                                 63               (196)
                                                -------            --------
Net adjustments to reconcile net (loss) income
  to net cash (used for) provided by operating
  activities                                     1,598               (812)
                                                -------             -------
Net Cash (Used for) Provided by Operating
  Activities                                      (146)               815
                                                -------             -------
Cash Flows From Investing Activities:
Acquisition of property and equipment               -                 (17)
Repayment of note receivable                        -                  42
Note receivable                                     -                (330)
                                                -------             -------
Net Cash (Used For)  by Investing Activities        -                (305)
                                                -------             -------
Cash Flows From Financing Activities:
Repayment of convertible debt                       -                (500)
Repayment of notes payable for equipment
  and vehicles                                      (5)               (41)
Notes payable officer/ shareholder                  -                 (97)
                                                -------             --------
Net Cash Used for Financing Activities              (5)              (638)
                                                -------             --------
Net decrease  in Cash                             (151)              (128)
Cash and Cash Equivalents at Beginning of
 Period                                            156                536
                                                -------              -------
Cash and Cash Equivalents at End of Period       $   5            $   408
                                                =======           ==========

         MARK HOLDINGS, INC. AND SUBSIDIARY
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1    INTERIM FINANCIAL INFORMATION

                  The consolidated balance sheet of the Company as of December 31, 2002, the consolidated statements of operations for the six and three months ended December 31, 2002 and 2001 and the consolidated statements of cash flow for the six months ended December 31, 2002 and 2001 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which included only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included.

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

Note 3    CONVERTIBLE NOTES PAYABLE

                  In September 2001, the Company entered into a compromise agreement with the holder of the convertible notes payable in the amount of $1,880,000. Under the terms of the agreement the Company will pay $1,000,000 in full satisfaction of the outstanding indebtedness and accrued interest. The compromise amount is payable In four (4) equal installments of $250,000 due upon the execution of the agreement, November 30, 2001, February 28, 2002 and March 1, 2003. The first three payments were made in September 2001, November 2001 and February 2002. It is questionable whether the Company will have the financial resources to make the March 1, 2003 payment and if not, the Company will seek an extension of time to make the payment. As a result of this transaction the Company realized a gain of $1,069,000 from the extinguishment of debt.

Note 4     PROPOSED SALES OF ASSETS

                  In February 2002 the Company entered into a non-binding agreement to sell substantially all of the net assets of Mark Correctional Systems ("Mark Correctional"), our modular steel cell division, to Rite-Way of New Jersey, a corporation owned by the Company's Executive Vice President. The agreement by its terms automatically terminated on September 30, 2002 but the parties agreed to reinstate the agreement. The consideration will consist of $2,500,000 based on an estimated book value of the assets. Any shortfall in the value of the assets will be adjusted at closing. Payment shall consist of $500,000 cash at closing and the balance of $2,000,000 payable in 36 equal monthly installments evidenced by a secured promissory note bearing interest at 8% per annum. The Company will also receive cash on hand and/ or a short-term promissory note for a total of an additional $1,000,000. Completion of the sale is dependent upon shareholder approval. The carrying value of the net assets of the Correctional division at December 31, 2002 consists of the following:


Cash                                                   $   5,000
Accounts Receivable                                    1,184,000
Costs in excess of contract revenue earned                 8,000
Inventories                                               25,000
Property and equipment, net                              133,000
Other assets                                              36,000
Accounts payable                                      (1,011,000)
Obligations under capital leases                         (11,000)
Billings in excess of contract revenues earned           (94,000)
Accrued liabilities                                      (74,000)
Long-term debt                                           (17,000)
                                                       -----------
                                                       $ 184,000

The closing of this transaction is subject to the purchaser completing its due diligence to determine if there have been any material changes in the financial condition of the jail cell business. If there have been any such changes, the purchaser can elect not to close the transaction.

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

          We have recently entered into an agreement to sell our jail cell manufacturing business. The sale of the business was subject to approval by shareholders. A meeting of shareholders was held on December 20, 2002. On January 6, 2003 shareholders holding 5,041,759 shares of the Company's Common Stock approved the sale of the assets of the Company's jail cell division, Mark Correctional Division. Holders of 689,270 shares voted against the proposal. Accordingly, the Company had received the requisite majority for approval by shareholders of the sale of the assets of the jail cell division. The closing of this transaction is subject to the purchaser completing its due diligence to determine if there have been any material changes in the financial condition of the jail cell business. If there have been any such changes, the purchaser can elect not to close the transaction. IN such an event the Company would then attempt to sell off the asets. If the sale is consummated, we will essentially be a non- operating "shell." Our objective is to acquire another business or merge with another company; however there can be no assurances that we will be successful. See footnotes to Consolidated Financial Statements.

Results of Operations

         Revenues from continuing operations for the six months ended December 31, 2002, decreased 77% to $1,234,000 from $5,447,000 for the comparable period. This decrease is attributable to fewer active modular steel cell projects because we submitted fewer bids and a general slow down in the industry.

         Revenues from continuing operations, for the three months ended December 31, 2002, decreased 90% to $225,000 from $2,155,000. This decrease is also attributable to fewer active modular steel cell projects because we submitted fewer bids and encountered a general slow down in the industry.

         Cost of sales from continuing operations for the six months ended December 31, 2002, consisting of materials, subcontractor fees, labor and fixed factory overhead expense decreased to $2,192,000 from $3,422,000 for the comparable period. Cost of sales as a percentage of revenues was 177.6% for the six months ended December 31, 2002 as compared to 62.8% for the prior comparable period. The increase of cost of sales as a percentage of sales reflects the under-utilization of overhead resulting from lower production activity. In addition, the late delivery of product resulting from a downturn in the economy increased cost of procurement, manufacture and onsite work.

         Cost of sales from continuing operations for the three months ended December 31, 2002, consisting of materials, subcontractor fees, labor and fixed factory overhead expense decreased to $1,195,000 from $1,259,000 for the comparable period. Cost of sales as a percentage of revenues was 531.1% for the three months ended December 31, 2002 as compared to 58.4% for the prior comparable period. The increase of cost of sales as a percentage of sales also reflects the under-utilization of overhead resulting from lower production activity. In addition, the late delivery of product resulting from a downturn in the economy increased cost of procurement, manufacture and onsite work.

         General and administrative expenses from continuing operations for the six months ended December 31, 2002, decreased to $775,000 from $1,290,000 for the comparable period. This decrease reflects the Company's efforts to control costs by virtue of a reduction of administrative personnel, advertising and marketing costs, as well as travel related expenses.

      General and administrative expenses from continuing operations for the three months ended December 31, 2002, decreased to $401,000 from $665,000 for the comparable period. This decrease reflects the Company's efforts to control costs by virtue of a reduction of administrative personnel, advertising and marketing costs, as well as travel related expenses.

Liquidity and Capital Resources

           The Company entered into an Asset Purchase Agreement on April 4, 2002, the terms of which provide that the Company will sell its jail cell manufacturing business to Rite-Way of New Jersey, Inc., a privately held company. The Agreement expired by its terms. The Company and the proposed buyer Rite-Way thereafter revived the Agreement. The sale was approved of shareholders at the Annual Meeting of Shareholders held on December 20, 2002.

           Under the terms of the Agreement, the purchase price is $2,500,000 subject to valuation of the net assets at time of closing. At closing we will receive a $500,000 down payment, cash on hand in the Mark Correctional Division of at least $500,000 up to a minimum of $1,000,000 and the balance in 36 equal monthly installments together with interest. If there is a cash shortfall at closing, we will receive a 90-day note from Rite-Way for the difference between the actual cash on hand we receive and $1,000,000. We are therefore entitled to receive in total $3,500,000 subject to adjustment of the net book value at the time of closing. However, the net book value of the assets as of December 31, 2002 was

$184,000 and accordingly the Company anticipates receiving $1,184,000 as the total purchase price. The Company will use the proceeds of the sale to acquire another business or enter into a business combination with another company. Accordingly, we are unable to predict what our working capital requirements will be under those circumstances.

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

         It is questionable whether the Company will have the financial resources to make the March 1, 2003 payment of the compromise agreement and if not, the Company will seek an extension of time to make the payment.

         When the sale is finalized, the Company will have no operating business and it will essentially be a "shell." Management's intention is to acquire another business or merge with another company.

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

          None.

Item 3.  Defaults Upon Senior Securities

               None.

Item 4.  Submission of Matters to a vote of Security Holders

            On December 20, 2002, the Annual Meeting of Shareholders was held at the offices of the Company. The matters to be voted upon were the approval by Shareholders of the sale of the assets of the Mark Correctional Division; the election of Directors; approval of an amendment to the Company's Certificate of Incorporation increasing the authorized capital common stock from 50,000,000 to 100,000,000 shares of common stock; and the ratification of the appointment of Holtz Rubenstein & Co., LLP as Registrant's auditors.

         The holders of a majority of the shares entitled to vote approved the election of Carl Coppola, Ronald Olszowy and William DeMarco as Directors. Shareholders also approved the amendment to the Company's Certificate of Incorporation increasing the authorized capital common stock from 50,000,000 shares to 100,000,000 shares; and the ratification of the appointment of Holtz Rubenstein & Co., LLP as auditors for the fiscal year ending June 30, 2003.

         With respect to the sale of the Mark Correctional Systems' assets, the shareholders have approved the sale. Once the sale is finalized the Company will cease to be an operating company. Thereafter, management intends to acquire a new business or merge with another operating company.


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Date:     February 18, 2003

                                            MARK HOLDINGS, INC.

                                            By:/s/ Carl Coppola
                                                   President and
                                                   Chief Executive Officer

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

Date:    February 18, 2003

     S/ Carl Coppola
        Carl Coppola, Chief Executive Officer
        and Principal Financial Officer


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

1. As the registrant's certifying officer, I have disclosed based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

1. As the registrant's certifying officer I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    February 18, 2003

     S/ Carl Coppola
        Carl Coppola, Chief Executive Officer
        and Principal Financial Officer




                                  -15